Form 10-K405
period 1997-12-31
LANDMARK SYSTEMS CORP
filed 1998-03-30
CIK 854418

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________


                         Commission File Number 0-03373

                              ---------------------

                          LANDMARK SYSTEMS CORPORATION
             (Exact name of Registrant as specified in its charter)




        VIRGINIA                                            54-1221302
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)



8000 Towers Crescent Drive, Vienna, Virginia                  22182

(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code:    703-902-8000

Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act:


Title of each class                  Name of each exchange on which registered
--------------------                 -----------------------------------------
 Common Stock, par                            Nasdaq National Market
  value $.01 per
       share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of registrant's voting stock held by non-affiliates as of March 13, 1998, was $39,863,754.

The number of shares of the registrant's Common Stock outstanding as of March 13, 1998, was 11,273,252 shares.

The following documents are hereby incorporated by reference into this Form
10-K:

      Portions of the Registrant's 1998 Proxy Statement to be filed with the Securities and Exchange Commission (Part III).

   Certain statements made in this Annual Report on Form 10-K are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the timing of revenues, the timing of product releases and shipments, rapid technological change, the demand for products and services for mainframe-based systems, the acceptance of the Company's client/server based products, the timing and amount of capital expenditures and other risks detailed herein and in the Company's other Securities and Exchange Commission filings.


                                    PART I


ITEM 1.  BUSINESS.

GENERAL

   Landmark Systems Corporation ("Landmark" or the "Company") is a leading provider of performance management software products which measure, analyze, report and predict performance for both mainframe and client/server computing environments. Landmark's PerformanceWorks product family is distinct in its ability to monitor the key components of a computing environment, provide early warning of potential system problems and enable effective planning for changes in the computing environment. The Company believes these capabilities improve user productivity, reduce computing costs, increase system availability and optimize use of system resources. Landmark's products address performance management across leading hardware platforms, operating systems from DEC, Hewlett-Packard, IBM, Microsoft, NCR and Sun and databases consisting of DB2, Oracle, SQL Server and Sybase. Each of Landmark's products has been developed to work with different configurations of system components from multiple vendors while providing comparable functionality across each platform. As of December 31, 1997, Landmark had licensed over 16,400 copies of its products to over 3,900 customers worldwide.

   Performance management software can provide early warning and facilitate resolution of system problems by monitoring a system's key components, including the central processing unit ("CPU"), memory and storage, input/output ("I/O"), disk space, workload, operating system and network. Identifying and addressing system problems allows businesses to increase system availability, improve user productivity, reduce computing costs and limit the adverse business effects of system degradation. Performance management tools also enable organizations to model or predict system and application performance which improves the acquisition, development and implementation of new or changed applications and hardware.

   Landmark's PerformanceWorks product family enables businesses to optimize system performance and resource utilization while maintaining a high and consistent level of user productivity. Landmark's products provide the ability to transform raw data into useful information through an intelligent aggregation and automatic summarization process, which collects data on a continuous basis and generates summary information at prescribed intervals. This data can be measured against a variety of performance thresholds and easily formatted into understandable reports to facilitate the quick identification and resolution of performance problems. In addition, Landmark's products self-manage the collection, summarization and distribution of performance data, and consequently require minimal computing and personnel resources. As a result of this efficient gathering, storage and presentation of performance data, Landmark's products are scalable to accommodate system growth.

   Landmark's solutions are based on its "lifecycle" view of performance management and are designed to allow customers to address each stage of the application lifecycle: planning, development and production. Landmark views performance management as a continuous process in which each stage of the application lifecycle provides input and feedback for the next.

   Planning stage. Landmark's products are used to identify resource requirements and to establish appropriate service levels through modeling, trend analysis and load simulation (simulating use of computing resources at different percentage levels of total capacity).

   Development stage. Landmark's products perform application tuning (adjusting applications to optimize performance), assist in stress testing (simulation of maximum workloads on computing resources) and conduct resource impact analysis to assess application performance prior to deployment.

   Production stage. Landmark's products provide data collection, real-time monitoring and troubleshooting to provide optimal system operation.

   After the initial deployment is completed, the application lifecycle begins again with planning for additional deployments or modifications to the computing environment.


   Through its maintenance and support program, Landmark offers its customers extensive technical support, including telephone consultation, product maintenance and product upgrades. Landmark also provides its customers with consulting and training services. Historically, over 90% of Landmark's customers have renewed their support and maintenance arrangements with the Company.

TECHNOLOGY AND PRODUCTS


   The PerformanceWorks family of products is comprised of PerformanceWorks for MVS, PerformanceWorks for VSE, PerformanceWorks for UNIX and
PerformanceWorks for Windows

NT. PerformanceWorks enables a user to monitor and analyze performance metrics in three different timeframes: real-time, recent-past and historical.

   - Real-time monitoring. Real-time monitoring allows users to view the current status of the computing environment. To do this, performance metrics are collected from throughout the system and displayed graphically at a single workstation. The real-time monitoring feature can be used as an early warning tool by establishing thresholds against which critical performance metrics are measured. If a metric or combination of metrics exceeds the established threshold, an alarm is generated to notify the user of a potential system or application problem. The user is then guided through increasingly detailed levels of performance data until the cause of the problem is identified. The user can then either solve the problem or an automated action can be triggered to correct the problem.

   - Recent-past monitoring. Recent-past monitoring displays the performance metrics collected within the past few minutes or hours. If a system has experienced a degradation in performance, recent-past monitoring can be used to review the performance metrics leading up to the occurrence of the problem to help identify its source and to facilitate a resolution. Recent-past monitoring can also be used to identify trends in system utilization and performance which may result in system errors. These trends can be used to predict and prevent future system problems.

   - Historical data analysis. Historical data analysis is used to review performance metrics collected over days, weeks and months to understand how system resources have been used and whether trends have developed which could lead to future performance problems. Landmark's products automatically store and aggregate performance data so users can quickly retrieve and view information over the desired period of time from multiple systems on one report.

   TECHNOLOGY. The technology underlying the PerformanceWorks family of products is based on a multi-tiered architecture which can be represented by a data collection layer, a core services layer and a user interface and external tools layer.

   Data Collection Layer. The data collection layer consists of PerformanceWorks agents, referred to as "SmartAgents," designed to collect performance data automatically for on-line analysis and historical data storage and to translate the data into useable information. SmartAgents are installed on each element in the computing environment for which performance metrics will be monitored and automatically collect performance data at set intervals. After collection, SmartAgents compare the collected information against defined thresholds. If any threshold is exceeded, the SmartAgent will generate a warning or error message.

   Core Services Layer. The core services layer is comprised of three key components: data management, data brokering and network services.

      Data Management. The data management component manages the storage and retention of performance data throughout the system and includes the following functionalities:

   - Data normalization gathers disparate performance data and normalizes it into common categories, such as CPU, memory, disk I/O, workload, disk space and network. Users can view similar performance data from different hardware platforms, operating systems and databases and easily make comparisons and draw conclusions.

   - Data summarization averages performance data into logical intervals of minutes, hours, days, weeks, months and years. Without time-consuming preparation, users can view data in various formats in order to identify trends quickly.

   - Data administration records all information in a data store, allowing users to manage and protect performance data. Data administration also provides efficient storage of collected performance data.

      Data Brokering. The data brokering component receives all incoming requests and routes them either to the appropriate SmartAgent for real-time data or to a data store for historical data without requiring that the end-user have knowledge of where these components are located.

      Network Services. The network services component provides a registry and look-up service that allows transmission of real-time, recent past and historical performance data from where it is collected to where it is used. Since the architecture of a distributed computing environment frequently changes with the addition or deletion of servers, applications and users, the registry is designed to communicate changes in system configuration automatically.

   Landmark supports third party applications and access to performance data by publishing detailed record formats and by providing application programming interfaces ("APIs") for standard Open Data Base Connectivity ("ODBC") applications and Simple Network Management Protocol ("SNMP") interface modules for industry leading systems and network management frameworks.

   User Interface and External Tools Layer. The user interface for PerformanceWorks allows users to view and analyze the status of their critical applications. Performance management data for each application can be viewed statistically and graphically to show consumption of system resources, proximity to critical threshold values and alarm situations requiring immediate attention. In addition, users can generate customized reports incorporating any combination of real-time, recent-past and historical performance data analyses. The available user interfaces operate using Motif (UNIX), Windows 95/NT (NT), OS/2 (MVS-NaviPlex) and 3270 (MVS and
VSE).

   In addition to the user interfaces provided directly by Landmark's products, customers can also gain access to PerformanceWorks data through the use of external tools provided by third party vendors. Published record formats are utilized by third party vendor products such as Computer Associates MICS, Merrill Consultants MXG, IBM SNAPSHOT, SAS and BGS Systems Best/1. ODBC connectivity permits a multitude of applications, including Microsoft

Excel and Lotus 1-2-3, to be used to process, analyze, and report on Landmark's performance data. In addition, SNMP integration modules allow PerformanceWorks products to operate within leading systems management frameworks including IBM Netview, Tivoli TME, Hewlett-Packard OpenView, Computer Associates Unicenter, Cabletron Spectrum and Sun Solstice.

   PRODUCTS. The ability to monitor performance metrics from each system component in a complex, heterogeneous computing environment is a key feature of Landmark's software, particularly because performance problems in these environments can originate from any one or a combination of components.

   If applications running in a distributed environment are experiencing slow response time, the cause of the problem could be a memory problem on the distributed application server, a disk contention problem (where two or more applications are attempting to access the same data simultaneously) on the mainframe database server, an overloaded network, a poorly written application or any combination of these conditions. By monitoring performance data from each of the system components, Landmark's products are able to efficiently identify the source of the problem so a solution can be implemented quickly or the potential problem can be anticipated and avoided altogether by taking immediate corrective actions. The Company believes its users benefit from the ease of use, depth of metrics and diagnostic tools it provides, as well as the level of intelligent integration which allows enhanced manageability in production environments.

   Landmark's products are easily installed and implemented and generally do not require additional customization before the products can be used by the customer. The Company's products are also easily tailored so that the performance metrics, data retention standards and data storage locations are appropriate for each customer.


                 LANDMARK'S FAMILY OF PERFORMANCEWORKS PRODUCTS


    ---------------------------------------------------------------------------------------------------------------
                                                   MVS              VSE             UNIX           Windows NT
                                                   ---              ---             ----           ----------
    Core Performance Monitor                       MVS              VSE             HP-UX          Windows NT
                                                   CICS/MVS         CICS/VSE        DEC            SQL Server
                                                   CICS/ESA         VM Contention   IBM/AIX
                                                   VTAM             Monitor         SUN/OS
                                                   DB2                              NCR
                                                   SQL/Capture                      Sun Solaris
                                                   MQSeries                         Oracle
                                                                                    Sybase

    Applications Response Monitor                  SmartWatch       SmartWatch      SmartWatch     SmartWatch

    Capacity Planning                              Interface to     Interface to    Predictor
                                                   third            third
                                                   party software   party software

    User Interface                                 NaviGraph        NaviGraph       SmartStation   SmartStation

                                                   NaviPlex
    Integrated Interfaces                          SNMP                             SNMP           SNMP
                                                   Vendor API's                     ODBC           ODBC
    Number of licenses (as of
    December 31, 1997)                             6,700            1,900           6,100          1,700
    Average transaction size (during
    the year ended
    December 31, 1997)                             $66,400          $14,400         $28,200        $34,800
    ---------------------------------------------------------------------------------------------------------------

   The Company derived 90.3%, 89.2% and 86.8% of its revenues from mainframe products and services in fiscal years 1995, 1996 and 1997, respectively.

   PerformanceWorks for MVS. PerformanceWorks for MVS is Landmark's integrated set of performance management tools for use in the MVS environment and consists of The Monitor for CICS, The Monitor for DB2, The Monitor for MVS, The Monitor for VTAM, The Monitor for MQSeries, NaviGraph and NaviPlex. Landmark's family of MVS products provide a complete solution for optimizing and monitoring environments running the MVS operating system.

      The Monitor products support data collection in the mainframe environment for real-time, recent-past and historical performance management monitoring. Each of these products incorporates Landmark's Navigate technology which provides intelligent transfer of control from one monitor to another, facilitating intuitive problem solving.

      NaviGraph provides users with a graphical display of the performance of key applications and system resources. NaviGraph is an easy-to-use, Windows-based display providing a single point of access and control for monitoring and analysis of the data collected by The Monitor products.

      NaviPlex is designed for IBM's Parallel Sysplex technology which introduces to mainframe environments performance complexities similar to those of a distributed processing environment. NaviPlex consolidates performance information from all MVS system environments into a single workstation for managing performance issues, handling exception conditions and trending information.

   PerformanceWorks for VSE. PerformanceWorks for VSE is similar to PerformanceWorks for MVS in terms of the performance management functionality. PerformanceWorks for VSE includes The Monitor for VSE, The Monitor for CICS, NaviGraph and VM Contention Monitor.

   PerformanceWorks for UNIX. PerformanceWorks for UNIX is Landmark's integrated set of performance management tools for use in the UNIX environment and consists of SmartAgent for UNIX, SmartAgent for Oracle, SmartAgent for Sybase, SmartStation and Predictor.

      SmartAgent for UNIX, SmartAgent for Oracle and SmartAgent for Sybase provide collection of performance metrics for each UNIX operating system and database supported. Specific metrics collected vary with the individual platforms. SmartAgents employ the Core Services features of the PerformanceWorks architecture to manage, analyze and present performance data across tens or hundreds of locations operating with hundreds or thousands of servers.

      SmartStation provides a central control point to access performance information collected by SmartAgents. Information is presented in easy-to-understand charts, graphs, reports and gauges. Alarms warn of potential system problems before they become serious. SmartStation provides a complete set of pre-configured reports and graphics which can be tailored to users' specific needs. Users can also define exception conditions, and SmartStation will provide an alarm when performance thresholds are exceeded. The alarms provide the user with an explanation of the error, sending notifications through email systems, alphanumeric pagers and management platforms. In addition, the alarms can be configured to take corrective actions automatically.

      Predictor is a capacity planning tool designed to help planners in determining the types and quantities of new equipment and software required to handle increased system utilization and performance requirements. Based on the performance metrics stored for historical data analysis, Predictor can predict the impact of adding new applications, modifying an existing application, removing an application, adding users, changing the server hardware configuration or changing the server entirely.

   PerformanceWorks for Windows NT. PerformanceWorks for Windows NT is similar to PerformanceWorks for UNIX in terms of the performance management functionality of products currently available in the Windows NT environment. PerformanceWorks for Windows NT includes SmartAgent for NT, SmartAgent for SQL Server and SmartStation.

RECENT DEVELOPMENTS

   In December 1997, the Company launched Performance Doctor, a Web-based service that provides advice to customers and others from industry experts on performance problems relating to applications and systems. Also in December 1997, the Company began shipping the Monitor for MQSeries, a new product within the PerformanceWorks for MVS product family. This product runs in an IBM MVS environment and allows users to monitor and manage the performance of MQSeries environments throughout the enterprise, including MVS, UNIX and Windows NT environments.

   In January 1998, the Company announced PerformanceWorks SmartWatch, with availability expected by the end of 1998. This new product allows the measurement of performance metrics experienced by end-users at their workstations using any application with a Windows 95 or Windows NT user interface (no matter where that application is operating), including off-the-shelf products and customer applications.

CUSTOMERS AND SERVICES

   The Company's customers consist of organizations across a wide variety of industries that are developing or have deployed business-critical applications in complex, multi-user environments.

Landmark offers its customers a maintenance and support program which provides telephone consultation, product maintenance and product upgrades. Customers can communicate with Landmark technical support representatives 24 hours-per-day, 7 days-per-week. In addition, Landmark provides its customers and distributors access to on-line maintenance information through an Internet-based application. Landmark's maintenance and support program entitles participants to product enhancements and upgrades as well as maintenance information. The first year of maintenance and support is typically included in the license fee and thereafter may be renewed for an annual fee. Historically, over 90% of Landmark's customers have renewed their maintenance and support arrangements with the Company.

   In January 1997, Landmark established a Professional Services organization to offer consulting services to users of its products. These consulting services are designed to support the effective deployment and implementation of Landmark's products by assisting in the location of appropriate components on which to run Landmark's software, identifying which performance metrics to monitor, establishing rules concerning how to aggregate, retain and store data, and customizing the presentation of reports generated from the collected information. The demand for these consulting services has grown as business-critical applications are increasingly deployed in complex, heterogeneous computing environments. Moreover, many businesses lack sufficient technical staff to fully implement Landmark's performance management solution and require external assistance. The Professional Services organization offers a variety of training programs to assist customers in implementing Landmark's performance management tools, including a number of standard programs and custom presentations to fulfill specific requests. Training courses are held at Landmark's Vienna, Virginia training center as well as on-site at customers' facilities.

SALES AND MARKETING

   Landmark markets its products and services through its North American and international sales organizations. The North American direct sales force, which covers the United States and Canada, consists of field sales representatives, mainframe and client/server system engineers and telesales personnel. The telesales force was established in January 1997 to increase the productivity of the field sales representatives by undertaking a variety of support activities. These include generating and following up on leads, handling and closing smaller transactions, maintaining a current database of existing and potential customers and providing general assistance and account management. Each telesales representative supports the efforts of two direct sales representatives. The Company believes that the telesales force permits the field sales force to focus on account opportunities with major businesses involving larger dollar transactions, and on establishing and maintaining relationships with these organizations. Landmark intends to establish additional relationships with system integrators and OEMs to expand the breath of its sales channel.

   Landmark has historically relied primarily on third-party distributors to market and sell the Company's products internationally. Revenues from international sales accounted for 32.4%, 32.4% and 33.5% of total revenues in 1995, 1996 and 1997, respectively. Of those amounts,

28.9%, 27.5% and 18.0%, respectively, were attributable to third party distributors. Landmark has recently established a direct sales force in certain strategic international markets to increase sales levels and gross margins on products sold in such markets. To date, Landmark's international direct sales efforts consist of six sales offices located in suburbs of London, Dusseldorf and Utrecht (Netherlands), and in Madrid, Melbourne and Hong Kong.

   The Company also maintains relationships with leading vendors including DEC, Hewlett-Packard, IBM, Microsoft, Oracle, Sun, Sybase and Tivoli. These relationships afford the Company opportunities to participate in joint marketing programs with the vendors such as sales seminars, trade shows and other promotional activities.

   Revenues received from individual customers of the Company vary significantly based on the size of the product installation. The sales cycle for Landmark's products is lengthy and unpredictable, and may range from a few months to over a year, depending upon the interest of the prospective customer in the Company's products, the size of the order (which may involve a significant commitment of capital by the customer), the decision-making and acceptance procedures within the customer's organization and other factors.

PRODUCT DEVELOPMENT

   Since its inception in 1983, Landmark has made substantial investments in performance management software development. In 1995, 1996 and 1997, Landmark's product development expenditures, including amounts capitalized, totaled $13.6 million, $14.7 million and $13.5 million, respectively. The Company anticipates that, in the future, it will continue to commit substantial resources to research and development. Landmark maintains mainframe, UNIX and Windows NT development labs which it uses to develop, enhance and test its products. Landmark believes that its future success will depend in large part on its ability to continue to enhance the functionality of its existing products, extend its product line to support additional hardware and software platforms, respond to changing customer requirements and develop and introduce in a timely manner new products that keep pace with technological developments and emerging industry standards.

   As of December 31, 1997, the Company had 98 employees engaged in product development. As it continues to implement its growth strategies, Landmark intends to increase the size and depth of its product development operation. However, competition for highly qualified technical employees is intense and there can be no assurance that the Company will be successful in recruiting or retaining product development employees.

INTELLECTUAL PROPERTY

   Landmark relies on a combination of copyright, trademark and trade secret laws, confidentiality procedures and licensing arrangements to establish and protect its proprietary rights. As part of its confidentiality procedures, the Company generally enters into non-disclosure agreements with its employees, distributors and corporate partners, and license agreements with its customers, distributors and corporate partners with respect to its software, product documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's products or technology without authorization, or to develop similar technology independently. Policing unauthorized use of the Company's products is difficult, and Landmark is unable to determine the extent to which piracy of its software products and misappropriation of its technology occur. Software piracy and misappropriation may adversely affect the Company's results of operations. Landmark currently relies on signed license agreements, but may in the future rely on "shrink wrap" licenses that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions. In addition, effective protection of intellectual property rights is unavailable or limited in certain foreign countries. There can be no assurance that the Company's protection of its proprietary rights, including any patent that may be issued, will be adequate or that the Company's competitors will not independently develop similar technology, duplicate the Company's products or design around any patents issued to the Company or other intellectual property rights.

   Landmark is not aware that any of its products infringes the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim such infringement by the Company with respect to current or future products. The Company expects that software product developers will increasingly be subject to such claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in the industry segment overlaps. Any such claims, with or without merit, could result in costly litigation that could absorb significant management time, which could have a material adverse effect on Landmark's business, financial condition and results of operations. Such claims might require the Company to enter into royalty or license agreements. Such royalty or license agreements, if required, may not be available on terms acceptable to Landmark or at all, which could have a material adverse effect upon the Company's business, financial condition and results of operations.

COMPETITION

   The market for performance management software is intensely competitive, fragmented and characterized by increasingly rapid technological developments, evolving standards and rapid changes in customer requirements. To maintain and improve its position in this market, Landmark is enhancing current products and the inter-operability of its products with one another and developing new products. Landmark competes primarily with vendors that provide mainframe performance management software and vendors that provide client/server performance management software. The Company believes that principal competitors with respect to mainframe performance management software products include Candle Corporation and Boole and Babbage, Inc. In the client/server market, Landmark believes that its principal competitors include BMC Software, Inc., Compuware Corporation, BGS Systems Inc. and Platinum technologies, inc. BGS Systems, Inc. has announced its intention to merge into BMC Software, Inc. The impact of this merger on the Company is not yet determinable. The Company believes that no single principal competitor currently offers products in each of the mainframe, UNIX and Windows NT operating environments.

   Some of the Company's competitors have longer operating histories and substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base, than those of the Company. The Company's current and future competitors could introduce products with more features, greater scalability, increased functionality and lower prices than the Company's products. These competitors could also bundle existing or new products with other, more established products in order to compete with the Company. The Company's focus on performance management software may be a disadvantage competing with vendors that offer a broader range of products. Moreover, as the client/server performance management software market develops, a number of companies with significantly greater resources than those of the Company could increase their presence in this market by acquiring or forming strategic alliances with competitors or business partners of the Company. In addition, due to potentially lower barriers to entry for platform-specific niche products in the performance management software market, the Company believes that emerging companies may enter this market, particularly in the client/server environment. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could materially and adversely affect the Company's business, financial condition and results of operations. Any material reduction in the price of the Company's products would negatively affect gross margins and would require the Company to increase software unit sales in order to maintain gross profits. There can be no assurance that the Company will be able to compete successfully against current and future competitors, and the failure to do so would have a material adverse effect upon the Company's business, financial condition and results of operation.

   The principal competitive factors affecting the market for Landmark's products are functionality and features (including breadth of data collection, data management, integration and modeling), product quality, platform coverage, product architecture, price, customer support and name recognition. Based on these factors, the Company believes that it has competed effectively to date. In the future, Landmark will be required to respond promptly and effectively to the challenges of technological change, its competitors' innovations and customer requirements. There can be no assurance that Landmark will be able to provide products that compare favorably with the products of the Company's competitors or that competitive pressures will not require the Company to reduce its prices.

EMPLOYEES

   As of December 31, 1997, the Company employed 252 full time personnel, including 98 in product development, 28 in technical support, 86 in sales and marketing, and 40 in finance and administration. The Company's employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage. The Company believes its success will depend in part on its continued ability to attract and retain highly qualified personnel in an intensely competitive market for experienced and talented software engineers and sales and marketing personnel. The Company believes that its relationship with its employees is satisfactory.

ITEM 2.  PROPERTIES.

   Landmark's headquarters are located in 88,000 square feet of office space in Vienna, Virginia, under a lease expiring in June 2003, with a renewal option for an additional five years. The Company also leases approximately 4,000 square feet of office space in Oakbrook, Illinois under a lease expiring in April 1999. In addition, Landmark leases office space in the suburbs of London, Dusseldorf and Utrecht (Netherlands), and in Madrid, Melbourne and Hong Kong.

   Landmark expects to move its headquarters to Reston, Virginia beginning July 1999. It has entered into an agreement whereby it will lease an approximately 100,000 square foot building to be built. The lease is for a term of 12 years, with two renewal options each for an additional five years. Landmark has executed a sublease of its Vienna, Virginia office space, to be effective upon the commencement of the new lease. Landmark believes that its existing facilities and offices, along with the new lease expected to commence in July 1999, are adequate to meet its requirements for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS.

   Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.


   Landmark held a special meeting of stockholders on October 21, 1997. Listed below are the matters voted on at the special meeting, the number of votes cast for, against, withheld, and the number of abstentions for each matter.

      1. an increase in the authorized Common Stock to 30,000,000 shares:
         6,298,266 for; 0 against; 2 abstentions.

      2. 3-for-2 stock split, effective immediately prior to the Company's initial public offering: 6,298,266 for; 0 against; 2 abstentions.

      3. deleting the designations of Series A Preferred Stock and Series B Preferred Stock following the closing of the Company's initial public offering: 6,297,803 for; 40 against; 425 abstentions.

      4. the First Amended and Restated 1989 Stock Incentive Plan as amended and as in effect at the date of the special meeting: 6,296,760 for; 0 against; 1,508 abstentions.

      5. the 1992 Executive Stock Incentive Plan as amended and as in effect at the date of the special meeting: 6,296,760 for; 0 against; 1,508 abstentions.

      6. the 1994 Stock Incentive Plan as amended and as in effect at the date of the special meeting: 6,296,760 for; 0 against; 1,508 abstentions.

      7. the 1996 Advisory Board and Director Stock Incentive Plan as amended and as in effect at the date of the special meeting: 6,296,556 for; 0 against; 1,712 abstentions.

EXECUTIVE OFFICERS OF THE COMPANY

   The following table lists the executive officers of the Company.

NAME                         AGE                     POSITION
----                         ---                     --------
Katherine K. Clark.......    40    Chief Executive Officer and Director

Ralph E. Alexander.......    52    President, Chief Operating Officer, Chief
                                   Financial Officer, Treasurer, Secretary and
                                   Director

Leslie J. Collins........    42    Vice President, Finance

Theodore L. Cruse........    39    Vice President, North American Sales

John D. Hunter...........    51    Vice President, Mainframe Products

Mark E. Knecht...........    48    Vice President, Marketing and Business
                                   Development

Andrew L. McCasker.......    35    Vice President, Distributed Products

Roger A. Philips.........    52    Vice President, International Sales


   KATHERINE K. CLARK, a co-founder of Landmark, has headed product development, technical support, finance and human resources at various times over Landmark's history, has been a director of Landmark since 1983 and from November 1993 to September 1997 was President of the Company. In 1994, Ms. Clark assumed her current role as Chief Executive Officer of the Company and is responsible for the long-term strategic direction of the Company.

   RALPH E. ALEXANDER joined Landmark in November 1995 as Chief Financial Officer, became Chief Operating Officer in March 1996, a director in March 1997 and President in September 1997. Prior to his employment with Landmark, Mr. Alexander served as Executive Vice President and Chief Financial Officer of Rational Software Corporation, a software development company, from 1994 to 1995. From 1991 to 1994, Mr. Alexander served as President and Chief Executive Officer of Verdix Corporation, a software development company, which merged with Rational in 1994.

   LESLIE J. COLLINS has served as Vice President, Finance since September 1993, with responsibility for financial planning, operations and reporting, contracting and purchasing activities, and information systems. From March 1990 to September 1993, Ms. Collins was Landmark's Director of Finance.

   THEODORE L. CRUSE has served as Landmark's Vice President, North American Sales since May 1996, with responsibility for sales and sales support within the United States and Canada. Mr. Cruse served as Landmark's Director, North American Sales, from June 1995 to May 1996 and as a Regional Sales Manager from February 1993 to June 1995. Prior to joining Landmark, Mr. Cruse served as Director, North American Sales, at Platinum technology, inc. from November 1991 to February 1993.

   JOHN D. HUNTER has served as Landmark's Vice President, Mainframe Products since June 1994. Mr. Hunter is responsible for strategy, development, maintenance and planning for Landmark's mainframe product lines. Mr. Hunter joined Landmark in August 1992 as Vice President, Development and Technology after 24 years with IBM, during which time he held management roles in various IBM development labs and was responsible for IBM's worldwide standards participation as director of architecture and telecommunications.

   MARK E. KNECHT has served as Vice President, Marketing and Business Development since March 1997, and is responsible for Landmark's marketing and business development efforts. Prior to joining Landmark, Mr. Knecht served as Vice President/General Manager, Software Division, of DataFocus, a software development company, from October 1995 to February 1997. Mr. Knecht worked at NCR Corporation, and its successors, from 1975 to 1995 where he held various positions in marketing, management and engineering.

   ANDREW L. MCCASKER has served as Vice President, Distributed Products since April 1996, and is responsible for product strategy, development, maintenance and planning for Landmark's client/server product lines. From January 1995 to April 1996, Mr. McCasker served as Landmark's Director of Strategic Marketing. Prior to joining Landmark in 1995, Mr. McCasker served as Director, Technology and Planning for the Enterprise Network Applications Division of Legent Corporation, a software development company, from October 1993 to January 1995 and also served on Legent's Architecture Board from June 1994 to January 1995. Mr. McCasker served as Manager of Product Development at Systems Center, Inc., a software development company, from September 1989 to October 1993.

   ROGER A. PHILIPS has served as Landmark's Vice President, International Sales since September 1994, with responsibility for sales and operations outside of the United States and Canada. Prior to joining Landmark, Mr. Philips was General Manager, International for Viasoft, Inc., a software development company, from 1988 to 1994.

   Mr. Alexander has entered into an employment agreement with the Company which is for a term of three years beginning April 9, 1997. The remaining executive officers of the Company are appointed by the Board of Directors (the "Board") and serve at the Board's discretion.

                                   PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

   Landmark's common stock (the "Common Stock") commenced trading on the Nasdaq National Market on November 18, 1997 under the symbol "LDMK." The following table sets forth the high and low per-share closing sale price for the period indicated.

                                              1997
                                       --------------------
                                         High       Low
                                       ---------  ---------
          Fourth Quarter (from          $9.125     $7.00
          November 18, 1997)


   On March 13, 1998 the last reported sale price of the Common Stock was $9.00 per share. As of March 13, 1998, there were 175 holders of record of the Common Stock.

   Landmark has never paid or declared any cash dividends and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. The Company currently intends to retain its future earnings, if any, to fund the development and finance the growth of its business. The amount and timing of any future dividends will depend on general business conditions encountered by the Company, as well as the financial condition, earnings and capital requirements of the Company and such other factors as the Board may deem relevant. Pursuant to an agreement between the Company and the lender of its term note, the Company may not pay a cash dividend on the Common Stock without the consent of the lender so long as the term note is outstanding. The outstanding balance of the term note as of December 31, 1997 was $591,496 and is payable through January 1999.

   Set forth below is information concerning sales of unregistered securities by the Company from January 1, 1997 to December 31, 1997 on an actual basis (adjusted to reflect a three-for-two stock split which took effect immediately prior to the Company's initial public offering):

      (i) The Company granted stock options to employees and advisors pursuant to special option arrangements, the 1994 Stock Incentive Plan and the 1996 Advisory Board and Director Stock Incentive Plan, covering an aggregate of 593,452 shares of Common Stock exercisable at prices ranging from $3.33 to $4.97 per share.

      (ii) The Company issued and sold an aggregate of 490,435 shares of Common Stock to employees and advisors for an aggregate cash consideration of $1,659,745 pursuant to exercises of stock options granted under the First Amended and Restated 1989 Stock Incentive Plan, the 1994 Stock Incentive Plan, the 1996 Advisory Board and Director Incentive Plan and special option arrangements.

      (iii) The Company issued and sold an aggregate of 69,698 shares of Common Stock to employees for an aggregate cash consideration of $278,791 pursuant to the 1991 Employee Stock Purchase Plan.

      (iv) On January 1, 1997, the Company issued warrants to purchase an aggregate of 225,000 shares of Common Stock at $4.00 per share.

      (v) On March 7, 1997 and April 1, 1997, the Company issued an aggregate of 395,195 shares of Series B Preferred Stock to an accredited investor for an aggregate cash consideration of $2,500,000.

   No underwriters were involved in any of the foregoing transactions. The issuances described in Items 5(i), (ii) and (iii) were deemed exempt from registration under the Securities Act in reliance on Rule 701 and were granted in compensatory arrangements pursuant to a written compensatory benefit plan or pursuant to a written contract relating to compensation. The issuance described in Item 5(iv) was deemed exempt from registration under the Securities Act in reliance on Section 4(2). The issuance described in Item 5(v) was deemed exempt from registration under the Securities Act in reliance on Rule 506. In addition, the recipients of securities described in the transactions described in Items 5(i) to (v) represented their intentions to acquire securities for investment only and not with a view to or for sale in connection with any distribution thereof. Appropriate legends were affixed to the stock certificates issued in the above transactions.

     The registration statement relating to the Company's initial public offering (SEC File No. 333-35629) was declared effective on November 18, 1997. The offering was made on a firm commitment basis. C.E. Uterberg, Towbin and Wheat First Butcher Singer served as managing underwriters of the offering. In the offering, the Company registered 3,680,000 shares of common stock. Of these shares, 2,000,000 were sold by the Company and 1,680,000, including 480,000 to cover over-allotments, were sold by selling stockholders. The aggregate price of the offering amount registered was $36,800,000. All of the shares registered have been sold, at an aggregate price of $25,760,000. Of the total underwriting discount of $1,803,200, $980,000 was paid by the Company and $823,200 was paid by the selling stockholders. In addition, the Company paid fees of $1 million to nonaffiliates for items such as filing fees, Nasdaq listing fee, accounting and legal fees and expenses, transfer agent and registrar fees and expenses and printing expenses. The net proceeds to the Company, after deducting the underwriting discount and estimated expenses, were approximately $12 million and have been deposited by the Company in a money market fund investing solely in short-term U.S. government obligations.

ITEM 6.  SELECTED FINANCIAL DATA.

   The following selected financial data of the Company are qualified by reference to and should be read in conjunction with the Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein. The consolidated statements of operations data for the years ended December 31, 1995, 1996 and 1997, and the consolidated balance sheet data at December 31, 1996 and 1997 were derived, and are qualified by reference to, Consolidated Financial Statements of the Company which were audited by Price Waterhouse LLP and are included elsewhere in this Form 10-K. The consolidated statements of operations data for the years ended December 31, 1993 and 1994 and the consolidated balance sheet data at December 31, 1993, 1994 and 1995 are derived from the Company's audited financial statements not included in this Form 10-K.

                                                                         YEAR ENDED DECEMBER 31,
                                                      ---------------------------------------------------------------
                                                         1993         1994         1995        1996         1997
                                                         ----         ----         ----        ----         ----
                                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENTS OF OPERATIONS DATA
Revenues
     License revenues                                    $ 11,643     $ 11,268    $ 10,392      $11,268     $ 16,781
     Services revenues                                     18,860       21,406      24,068       25,288       26,581
                                                           ------       ------      ------       ------       ------
          Total revenues                                   30,503       32,674      34,460       36,556       43,362
Cost of revenues                                            7,267        7,844       7,663        8,913        5,884
                                                            -----        -----       -----        -----        -----
     Gross profit                                          23,236       24,830      26,797       27,643       37,478
                                                           ------       ------      ------       ------       ------
Operating expenses
     Sales and marketing                                   13,219       11,716      13,092       11,671       14,310
     Product research and development                       7,780        9,094      12,490       13,924       13,478
     General and administrative                             7,319        7,800       6,872        4,776        5,258
                                                            -----        -----       -----        -----        -----
     Total operating expenses                              28,318       28,610      32,454      30,371        33,046
                                                           ------       ------      ------      -------       ------
Operating (loss) income                                   (5,082)      (3,780)     (5,657)      (2,728)        4,432
     Net interest and other income                         12,059          701         548          713          501
                                                           ------          ---         ---          ---          ---
Income (loss) before income taxes                           6,977       (3,079     (5,109)      (2,015)        4,933
     Provision for (benefit from) income taxes              2,651      (1,158)       (940)        (813)        1,927
                                                            -----      -------       -----        -----        -----
Net income (loss)                                        $  4,326    $ (1,921)   $ (4,169)    $ (1,202)     $  3,006
                                                         ========    =========   =========    =========     ========

Historical net income (loss) per share (1)
     Basic                                                $  0.52     $ (0.28)    $ (0.65)     $ (0.18)      $  0.19
     Diluted                                              $  0.47     $ (0.28)    $ (0.65)     $ (0.18)      $  0.17

Pro forma net (loss) income per share (1)
     Basic                                                                                     $ (0.13)      $  0.32
     Diluted                                                                                   $ (0.13)      $  0.29

                                                                               DECEMBER 31,
                                                      ---------------------------------------------------------------
                                                         1993         1994         1995        1996         1997
                                                         ----         ----         ----        ----         ----
                                                                              (IN THOUSANDS)
BALANCE SHEET DATA
Cash and cash equivalents                                 $ 1,197        $ 800       $ 316        $ 339      $17,243
Working capital (deficit)                                 (3,160)      (1,544)     (5,985)      (4,138)       11,218
Total assets                                               31,487       33,172      31,479       25,076       44,508
Long-term debt (less current portion)                           4          ---       1,084          592           51
Redeemable Common Stock Instruments                           311          319       1,049          704          ---
Mandatorily redeemable preferred stock                      5,391        5,391       5,865        5,865          ---
Stockholders' equity (deficit)                              1,852        (204)     (4,915)      (6,290)       18,378

(1) See Note 2 of Notes to Consolidated Financial Statements for an explanation of the method used to determine the number of shares used to compute basic and diluted net income (loss) per share on both a historical basis and on a pro forma basis.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

   Landmark commenced operations in 1983 with the release of its first product, a performance monitor for IBM's on-line transaction processing system, CICS. Since 1983, the Company has introduced a number of additional performance management products for a variety of mainframe and client/server computing environments. Since inception, the Company has financed its product development activities using cash generated from operations and term and revolving credit facilities.

   During 1996, Landmark re-focused its development efforts in support of client/server computing environments with the goal of introducing new and enhanced products, broader platform coverage and additional functionality. In addition, the Company increased its mainframe development activities, commencing several new product offerings. Concurrent with these development investments, the Company's management implemented several initiatives to improve Landmark's financial performance, including re-negotiation of property leases and employee benefit plans and tighter cost controls. The Company also refined its sales and marketing strategy, particularly related to its client/server products, and accelerated the amortization of capitalized software costs to reflect the increasingly rapid pace of technology change in the software industry. These efforts resulted in increased license revenues, increased cost of license revenues, reduced operating expenses and improved operating results beginning in 1996.

   The Company derives its revenues from software licensing and related services. Service revenues include fees for software maintenance and support, consulting and training provided by the Company. The Company's maintenance fees have provided a stable and recurring revenue stream due to relatively high maintenance renewal rates, which have exceeded 90% each year since inception. Service revenues were $24.1 million, $25.3 million and $26.6 million in 1995, 1996 and 1997, respectively.

   Revenues are recognized in accordance with AICPA Statement of Position ("SOP") 91-1, "Software Revenue Recognition." Accordingly, sales of perpetual software licenses are recognized as license revenues when performance under the related contract is completed, collection is probable and no significant vendor obligations remain. Service revenues, which primarily consist of maintenance fees collected prior to the performance of the related services, are recorded as deferred revenue and recognized ratably over the period during which the services are performed, generally twelve months. For transactions involving both license and service revenues, the Company generally allocates 15% to 20% of total fees as maintenance.

   In certain instances, primarily where the Company is replacing its competitors' mainframe products, the Company enters into a long-term payment arrangement with a licensee. Under this type of arrangement, licensees may pay the license fees plus service fees over a three to five year period, generally in annual installments. If collectibility by the Company is probable, the Company recognizes the present value of the contracted stream of payments as an unbilled receivable in its financial statements. Of this amount, the Company recognizes the underlying license fee as license revenues and defers the underlying service fees. As installments are invoiced to the licensee in accordance with the payment arrangement, the Company reflects a reduction in its unbilled receivable and an increase in its accounts receivable. In addition, the Company records service revenues over the related maintenance service period. Historically, the Company has not granted concessions nor experienced any significant bad debts associated with these long-term arrangements.

   The Company accounts for its software development activities in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed." The Company capitalizes significant development costs incurred subsequent to the point of demonstrated technological feasibility and up to the time the product is available for release to customers. Amortization is computed on an individual product basis and is the greater of (i) the ratio of current gross revenues for a product to the total current and anticipated future gross revenues for the product or (ii) the straight-line method over the estimated economic life of the product. Effective January 1, 1996, the Company prospectively decreased the estimated economic life of its capitalized software products from three to five years to 18 months. Amortization expense recorded in 1996 and 1997 would have been $2.3 million lower and $750,000 higher, respectively, if this change had not been made. The effect of the change was to decrease net income in 1996 by $1.5 million ($0.20 per basic and diluted share on a historical basis) and increase net income for 1997 by $450,000 ($0.06 per basic share and $0.05 per diluted share on a historical basis). Taking into account the effects of the changes in the Company's capital structure at the time of its initial public offering of Common Stock in November 1997 (the "IPO"), the impact of the change in estimated economic life was to decrease 1996 net income per basic and diluted share by $0.16 and to increase 1997 net income per basic and diluted share by $0.04 on a pro forma basis.

   The Company classifies revenue transactions occurring within the United States and Canada as "North American" transactions and all other transactions as "international" transactions. The Company records international revenues net of commissions paid to distributors. International revenue transactions are denominated in local currencies. Revenues generated by the Company's international distributors are translated into U.S. dollars at the time the transaction occurs. The Company has not sustained material foreign currency exchange losses, and presently does not attempt to hedge its exposure to fluctuations in foreign currency exchange rates. International revenues generated by the Company during 1995, 1996 and 1997 totaled $11.2 million, $11.8 million and $14.5 million, respectively, contributing 32.4%, 32.4% and 33.5% of total revenues in 1995, 1996 and 1997, respectively.

   The Company replaced certain of its international distributors with direct international operations through wholly owned subsidiaries in Australia and Southeast Asia effective January 1, 1995, in Spain effective April 1, 1996, and in Austria, the Benelux countries, Germany and Switzerland effective January 1, 1997. The Company's direct international operations contributed $1.2 million, $1.8 million and $6.7 million in revenues in 1995, 1996 and 1997, respectively.

RESULTS OF OPERATIONS

   The following table sets forth the Company's Consolidated Statements of Operations expressed as percentages of total revenues for the periods indicated:

                                                                        Year ended December 31,
                                                          ----------------------------------------------------
                                                                 1995              1996             1997
                                                               --------          --------         --------
               Revenues
                    License revenues                           30.2%              30.8%            38.7%
                    Service revenues                            69.8              69.2             61.3
                                                                ----              ----             ----
                         Total revenues                        100.0             100.0             100.0
                                                               -----             -----             -----
               Cost of revenues
                    Cost of license revenues                    12.4              15.8              6.0
                    Cost of service revenues                    9.8               8.6               7.6
                                                                ---               ---               ---
                         Total cost of revenues                 22.2              24.4             13.6
                                                                ----              ----             ----
                    Gross profit                                77.8              75.6             86.4
                                                                ----              ----             ----
               Operating expenses
                    Sales and marketing                         38.0              31.9             33.0
                    Product research and development            36.3              38.1             31.1
                    General and administrative                  19.9              13.1             12.1
                                                                ----              ----             ----
                         Total operating expenses               94.2              83.1             76.2
                                                                ----              ----             ----
               Operating (loss) income                         (16.4)            (7.5)             10.2
               Net interest and other income                    1.6               2.0               1.1
                                                                ---               ---               ---
               (Loss) income before income taxes               (14.8)            (5.5)             11.3
               (Benefit from) provision for income
                 taxes                                         (2.7)             (2.2)              4.4
                                                               ----              ----               ---
               Net (loss) income                              (12.1)%            (3.3)%            6.9%
                                                               ====               ===              ===


FINANCIAL RESULTS FOR 1995, 1996 AND 1997

   Total revenues. Total revenues increased 6.1% from $34.5 million in 1995 to $36.6 million in 1996, and increased 18.6% to $43.4 million in 1997. From 1995 to 1996 and from 1996 to 1997, both license revenues and service revenues increased.

   License revenues. License revenues increased 8.4% from $10.4 million in 1995 to $11.3 million in 1996, and increased 48.9% to $16.8 million in 1997. The increases reflect a focusing of the Company's direct sales force on larger dollar amount transactions, increased customer acceptance of existing products, additional personnel involved in direct sales activities, the introduction of new products and product enhancements and the commencement of direct operations in Austria, the Benelux countries, Germany and Switzerland on January 1, 1997.

   Service revenues. Service revenues increased 5.1% from $24.1 million in 1995 to $25.3 million in 1996, and increased 5.1% to $26.6 million in 1997. Service revenues were favorably impacted by customer maintenance renewals, the volume of prior year's license sales, and the effects of increases in the Company's maintenance prices.

   Cost of license revenues. Cost of license revenues includes amortization of capitalized software costs, product royalties, materials and packaging expenses. Costs of license revenues were $4.3 million, $5.8 million and $2.6 million in 1995, 1996 and 1997, respectively, representing 41.3%, 51.3% and 15.4% of license revenues. The increase of $1.5 million from 1995 to 1996 is the result primarily of increased amortization of capitalized software costs and, to a lesser extent, of product royalties on client/server products which vary with revenues generated. The reduction of $3.2 million from 1996 to 1997 is the result of a $3.6 million decrease in amortization of capitalized software costs, offset by amortization, beginning in 1997, of the intangible assets acquired from the Company's former distributor in Austria, the Benelux countries, Germany and Switzerland.

   Cost of service revenues. Cost of service revenues consists of personnel and related costs for customer support, training and consulting services. Costs of service revenues were $3.4 million, $3.1 million and $3.3 million in 1995, 1996 and 1997, respectively, representing 14.0%, 12.4% and 12.4% of service revenues. The decrease of $300,000 from 1995 to 1996 is a result of reductions in personnel deployed in the Company's technical support center and reduced office and other support costs, offset by increased costs associated with the Company's commencement of direct international operations in Spain. The increase of $200,000 from 1996 to 1997 is a result of the commencement of direct international operations in Austria, the Benelux countries, Germany and Switzerland.

   Sales and marketing. Sales and marketing includes personnel and related costs for the Company's direct sales organization, marketing staff and promotional expenses. Sales and marketing expenses were $13.1 million, $11.7 million and $14.3 million in 1995, 1996 and 1997,respectively, representing 38.0%, 31.9% and 33.0% of total revenues. The $1.4 million decrease in these expenses from 1995 to 1996 resulted from elimination of several sales and marketing programs, consolidation of functions previously spread over several groups, and reduced office and other support costs. The $2.6 million increase from 1996 to 1997 is attributable to expansion of the North American and international direct sales forces and the creation of the telesales organization within the North American sales force.

   Product research and development. Product research and development includes personnel and related costs for the Company's development staff. Product research and development expenses were $12.5 million, $13.9 million and $13.5 million in 1995, 1996 and 1997, respectively, representing 36.3%, 38.1% and 31.1% of total revenues. The $1.4 million increase in product research and development expenses from 1995 to 1996 reflects increased investments in both mainframe and client/server products and reductions in the amount of software development costs capitalized. The $400,000 decrease in expenses from 1996 to 1997 is comprised of a reduction in the Company's investment in client/server product development, offset by an increase in the Company's investment in mainframe product development and a reduction in the amount of development costs qualifying for capitalization. The Company capitalized software development costs of $1.1 million and $730,000 in 1995 and 1996, respectively. The Company did not capitalize any software development costs in 1997.

   General and administrative. General and administrative includes salaries and related costs of administration, finance and management personnel, as well as legal and accounting fees. General and administrative expenses were $6.9 million, $4.8 million and $5.3 million in 1995, 1996 and 1997, respectively, representing 19.9%, 13.1% and 12.1% of total revenues. The decline in general and administrative expenses from 1995 to 1996 is a result of the Company's cost control efforts including reductions in general management and legal expenses, reduced severance costs, the favorable settlement in 1996 of an estimated lease obligation accrued in a prior year, and a reversal of accruals relating to forfeitures of stock options. The increase in these expenses from 1996 to 1997 includes $590,000 in stock option compensation recorded in 1997, and $260,000 in bad debt reserves for losses on receivables from Southeast Asia, partially offset by the impact of the Company's cost containment efforts.

   Net interest and other income. Net interest and other income includes interest recorded on installment receivables, interest income earned by the Company on its excess cash balances, interest expense incurred on term and revolving credit facilities, and exchange gains (losses) incurred by the Company on foreign exchange transactions. During the three year period ending December 31, 1997, these amounts were not material. The 1995 amount includes foreign exchange losses of $100,000 recorded during the year. The 1996 amount includes interest received on a federal tax refund. The 1997 amount includes foreign exchange losses of $250,000 recorded during the year, which resulted from a strengthened dollar and the Company's additional direct international operations.

   Provision for (benefit from) income taxes. The Company's effective rates were 18.4%, 40.3% and 39.1% for 1995, 1996 and 1997, respectively, and differ from the federal and state statutory income tax rate primarily as a result of the adjustments of valuation allowances to reflect management's judgment as to whether certain tax credit carryforwards would expire before utilization by the Company, and as to the likelihood that foreign subsidiary net operating losses would not be recovered.

LIQUIDITY AND CAPITAL RESOURCES

   Through December 31, 1996, the Company financed its activities through cash flow generated by operations and through term and revolving credit facilities. In March and April 1997, the Company obtained $2.5 million in outside equity through the issuance of shares of Series B Preferred Stock and repaid in full the outstanding balance on its revolving credit facilities. In

November 1997, the Company completed the IPO and raised capital of $12.0 million. As of December 31, 1997, the Company had cash and cash equivalents totaling $17.2 million.

   As a result of significant non-cash expenses, such as depreciation and amortization, and the advanced billing and collection of annual maintenance fees, the Company has generated operating cash flow significantly in excess of its net income. During 1995, the Company's operating cash outflow totaled $360,000 on net losses of $4.2 million. During 1996, operating cash flow totaled $4.1 million on net losses of $1.2 million. During 1997, operating cash flow totaled $5.8 million on net income of $3.0 million.

   The Company's investing activities primarily include expenditures for fixed assets in support of the Company's product development activities and infrastructure, and for capitalized software costs. During 1995, the Company invested $2.2 million in fixed assets, consisting of computer equipment to expand and upgrade the Company's development environments and infrastructure. The Company invested $730,000 and $1.6 million in fixed assets in 1996 and 1997, respectively. The Company expects to upgrade, on an ongoing basis, its development environments to meet changing customer and market requirements. For 1998, the Company's investments in fixed assets are expected to total $2.5 million.

   The Company's investing activities also include amounts recorded as capitalized software. Of the total research and development expenditures of $13.6 million, $14.7 million and $13.5 million for 1995, 1996 and 1997, $1.1 million and $730,000 were capitalized for the years ended December 31, 1995 and 1996, respectively.

   In 1995, the Company borrowed $1.5 million under a term loan, with interest at 9% payable monthly and principal due in monthly installments of $47,700 beginning in February 1996 through January 1999, secured by fixed assets. The balance of this term loan at December 31, 1997 was $591,000. While in the past the Company has been in default on certain profitability and net worth covenants associated with its term loan and revolving credit facilities, the lender waived these defaults in each instance. No financial covenants currently govern the outstanding term note and the Company is in compliance with the non-financial covenants associated with the term note.

   During 1997, the Company made mandatory redemptions of Series A Preferred Stock totaling $1.1 million. The Company paid dividends of $153,000, $153,000 and $243,000 during 1995, 1996 and 1997, respectively, to the holders of Series A Preferred Stock. Upon the closing of the IPO, all the outstanding Series A Preferred Stock was converted into Common Stock.

   The Company believes that cash on hand at December 31, 1997 and cash flow generated from operations will provide sufficient liquidity to meet its needs for at least the next twelve months. To the extent the Company makes acquisitions of other companies, products or technologies, the Company may use working capital, sell additional equity or debt securities or use credit facilities.

NEW ACCOUNTING PRONOUNCEMENTS

   In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" and No. 131, "Disclosures about Segments of an Enterprise and Related Information." These statements become effective for the Company's 1998 financial statements. The Company is evaluating these statements to determine the impact on its reporting and disclosure requirements.

   In October 1997, the AICPA issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition," which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and becomes effective for the Company's 1998 financial statements. In February 1998, the AICPA proposed deferring by one year the implementation date for certain provisions of SOP 97-2. The Company does not currently believe that the application of SOP 97-2 will have a material impact on its consolidated financial statements, subject to the proposed one year deferral of certain provisions.

YEAR 2000 COMPLIANCE

   To the extent that the underlying hardware platforms, operating systems and databases will accommodate the turn of the century, the Company's performance management software products will also accommodate the "Year 2000" date change. In addition, with respect to its internal business systems and applications, the Company plans to implement the necessary vendor upgrades and modifications in the first quarter of 1999 to ensure continued functionality beyond December 31, 1999. At present, management does not expect that material incremental costs will be incurred in the aggregate or in any single year to address "Year 2000" compliance.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

   Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                      REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Landmark Systems Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a) 1. and 2. present fairly, in all material respects, the financial position of Landmark Systems Corporation and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP

Falls Church, Virginia
February 13, 1998

                          LANDMARK SYSTEMS CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                                       DECEMBER 31,
                                                                                1997                 1996
                                                                                ----                 ----
     ASSETS
     Current assets
       Cash and cash equivalents                                           $17,242,681          $   339,073
       Accounts receivable, net of allowance for doubtful
         accounts of $621,000 and $382,000                                  10,354,747           10,139,856
       Unbilled accounts receivable                                          4,657,659            4,265,547
       Deferred income taxes, net                                            1,264,501            2,065,460
       Income taxes receivable                                                   2,080               16,061
       Other current assets                                                    240,564              159,012
                                                                           -----------          -----------
              Total current assets                                          33,762,232           16,985,009
     Unbilled accounts receivable                                            4,786,569            2,995,868
     Fixed assets, net                                                       3,249,241            2,896,225
     Capitalized software costs, net                                           400,373            1,650,339
     Deferred income taxes                                                     946,517              414,928
     Intangible assets, net                                                  1,232,000                   --
     Other assets                                                              131,332              133,613
                                                                           -----------          -----------
                                                                           $44,508,264          $25,075,982
                                                                           ===========          ===========

     LIABILITIES, MANDATORILY REDEEMABLE SECURITIES AND
     STOCKHOLDERS' EQUITY (DEFICIT)
     Current liabilities
       Accounts payable                                                    $   709,653          $ 1,200,553
       Accrued expenses and other current liabilities                        3,149,437            1,951,471
       Deferred revenue                                                     17,276,345           16,206,265
       Income taxes payable                                                    868,126              271,288
       Debt due within one year                                                540,771            1,493,763
                                                                           -----------          -----------
              Total current liabilities                                     22,544,332           21,123,340
     Long-term debt                                                             50,725              591,750
     Deferred revenue-- noncurrent                                           3,115,495            2,498,482
     Other liabilities                                                         419,528              583,250
                                                                           -----------          -----------
              Total liabilities                                             26,130,080           24,796,822
                                                                           -----------          -----------

     Commitments

     Redeemable common stock instruments, at redemption value                       --              703,930
                                                                           -----------          -----------

     Mandatorily redeemable Series A Cumulative Preferred
         Stock, $0.01 par value, zero and 1,300,000 shares
         authorized, zero and 1,020,000 shares issued and
         outstanding                                                                --            5,865,000
                                                                           -----------          -----------

     Stockholders' equity (deficit)
       Common stock, $0.01 par value, 30,000,000 shares
         authorized, 11,213,331 and 7,331,895 issued and
         outstanding                                                           112,133               73,320
       Additional paid-in capital                                           23,413,955              432,300
       Accumulated deficit                                                  (5,240,647)          (6,770,890)
       Foreign currency translation                                             92,743              (24,500)
                                                                           -----------          -----------
              Total stockholders' equity (deficit)                          18,378,184           (6,289,770)
                                                                           -----------          -----------
                                                                           $44,508,264          $25,075,982
                                                                           ===========          ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                          LANDMARK SYSTEMS CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   YEAR ENDED DECEMBER 31,
                                                                        1997                1996                1995
                                                                        ----                ----                ----

     Revenues
          License revenues                                           $16,781,122         $11,268,496         $10,392,273
          Service revenues                                            26,581,373          25,287,902          24,067,551
                                                                     -----------         -----------         -----------
               Total revenues                                         43,362,495          36,556,398          34,459,824
                                                                     -----------         -----------         -----------

     Cost of revenues
          Cost of license revenues                                     2,583,265           5,775,318           4,287,307
          Cost of service revenues                                     3,300,851           3,138,095           3,375,710
                                                                     -----------         -----------         -----------
               Total cost of  revenues                                 5,884,116           8,913,413           7,663,017
                                                                     -----------         -----------         -----------
          Gross profit                                                37,478,379          27,642,985          26,796,807
                                                                     -----------         -----------         -----------

     Operating expenses
          Sales and marketing                                         14,309,460          11,670,261          13,091,974
          Product research and  development                           13,478,173          13,924,117          12,489,713
          General and administrative                                   5,258,230           4,776,282           6,872,697
                                                                     -----------         -----------         -----------
               Total operating expenses                               33,045,863          30,370,660          32,454,384
                                                                     -----------         -----------         -----------

     Operating income (loss)                                           4,432,516          (2,727,675)         (5,657,577)
          Interest and other income                                      776,321           1,077,558             761,022
          Interest expense                                              (275,741)           (364,676)           (212,868)
                                                                     -----------         -----------         -----------

     Income (loss) before income  taxes                                4,933,096          (2,014,793)         (5,109,423)
          Provision for (benefit from) income taxes                    1,927,444            (812,512)           (940,413)
                                                                     -----------         -----------         -----------

     Net income (loss)                                                 3,005,652          (1,202,281)         (4,169,010)
          Accretion and dividends on preferred stock                   1,475,409             153,000             627,300
                                                                     -----------         -----------         -----------

     Net income (loss) available to common  stockholders             $ 1,530,243         $(1,355,281)        $(4,796,310)
                                                                     ===========         ===========         ===========

     Historical income (loss) per share
          Basic                                                            $0.19              $(0.18)             $(0.65)
          Diluted                                                          $0.17              $(0.18)             $(0.65)

     Pro forma income (loss) per  share
          Basic                                                            $0.32              $(0.13)
          Diluted                                                          $0.29              $(0.13)


   The accompanying notes are an integral part of the consolidated financial statements.

                          LANDMARK SYSTEMS CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (DEFICIT)


                                         COMMON SHARES
                                 ------------------------------
                                                                 ADDITIONAL        RETAINED        FOREIGN
                                                                   PAID-IN         EARNINGS       CURRENCY
                                    ISSUED         PAR VALUE       CAPITAL        (DEFICIT)      TRANSLATION        TOTAL
                                    ------         ---------       -------         --------      -----------        -----
Balance at December 31, 1994        7,331,745      $  73,318     $   342,033    $  (619,299)     $      --       $  (203,948)
  Net loss                                 --             --              --     (4,169,010)            --        (4,169,010)
  Series A Preferred Stock
    redemption value adjustment            --             --              --       (474,300)            --          (474,300)
  Compensation for
    non-qualified stock options            --             --          89,769             --             --            89,769
  Common stock issued upon
    exercise of non-qualified
    stock options                         150              2             498             --             --               500
  Foreign currency translation             --             --              --             --         (4,536)           (4,536)
  Series A Preferred
    Stock dividends                        --             --              --       (153,000)            --          (153,000)
                                   ----------       --------     -----------    -----------       --------       -----------

Balance at December 31, 1995        7,331,895         73,320         432,300     (5,415,609)        (4,536)       (4,914,525)
  Net loss                                 --             --              --     (1,202,281)            --        (1,202,281)
  Foreign currency translation             --             --              --             --        (19,964)          (19,964)
  Series A Preferred Stock
    dividends                              --             --              --       (153,000)            --          (153,000)
                                   ----------       --------     -----------    -----------       --------       -----------

Balance at December 31, 1996        7,331,895         73,320         432,300     (6,770,890)       (24,500)       (6,289,770)
  Net income                               --             --              --      3,005,652             --         3,005,652
  Issuance of warrants                     --             --          48,000             --             --            48,000
  Series B Preferred Stock
    issuance costs                         --             --         (52,115)            --             --           (52,115)
  Series A Preferred Stock
    redemption value adjustment            --             --              --     (1,096,500)            --        (1,096,500)
  Series B Preferred Stock
    redemption value adjustment            --             --              --       (136,079)            --          (136,079)
  Common stock issued upon
    exercise of non-qualified
    stock options                     317,177          3,171       1,115,358             --             --         1,118,529
  Tax benefit from  exercise of
    non-qualified stock options            --             --         265,446             --             --           265,446
  Compensation expense for
    options granted to
    non-employees                          --             --         169,268             --             --           169,268
  Common stock repurchased           (136,209)        (1,362)       (871,156)            --             --          (872,518)
  Waiver of rights to require
    repurchase                          8,240             82         237,026             --             --           237,108
  Series A Preferred
    Stock dividends                        --             --              --       (242,830)            --          (242,830)
  Issuance of common stock
    pursuant to the initial
    public offering                 2,000,000         20,000      13,000,000             --             --        13,020,000
  Initial public offering
    issuance costs                         --             --      (1,000,942)            --             --        (1,000,942)
  Lapse of rights to require
    repurchase                        265,650          2,656       1,612,456             --             --         1,615,112
  Conversion of Series A
    Preferred Stock to common
    stock                             833,785          8,338       5,828,163             --             --         5,836,501
  Conversion of Series B
    Preferred Stock to common
    stock                             592,793          5,928       2,630,151             --             --         2,636,079
  Foreign currency translation             --             --              --             --        117,243           117,243
                                   ----------       --------     -----------    -----------       --------       -----------

Balance at December 31, 1997       11,213,331       $112,133     $23,413,955    $(5,240,647)      $ 92,743       $18,378,184
                                   ==========       ========     ===========    ===========       ========       ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                          LANDMARK SYSTEMS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      YEAR ENDED DECEMBER 31,
                                                                               1997             1996              1995
                                                                               ----             ----              ----

           Cash flows from operating activities
             Net income (loss)                                             $ 3,005,652       $(1,202,281)     $(4,169,010)
             Adjustments to reconcile net income (loss) to net cash
                 provided by (used in) operating activities
               Depreciation and amortization                                 3,066,826         5,865,608        3,957,189
               Provision for (reduction in) losses on
                      accounts receivable                                      348,882           (73,436)         191,960
               (Benefit) provision for loss on leases                               --          (351,257)         265,816
               Stock compensation expense (benefit)                            590,917           (96,381)         766,214
               Write-off of capitalized software                                    --                --          513,655
               Increase in accounts receivable                              (1,156,315)         (433,803)        (899,203)
               Decrease (increase) in deferred income taxes                    534,816        (1,598,539)        (897,868)
               Decrease (increase) in income taxes receivable                   13,981         3,158,371         (477,653)
               (Increase) decrease in unbilled accounts receivable          (2,182,813)          564,018          568,816
               (Decrease) increase in accounts payable and accrued
                      expenses                                                (192,934)       (1,566,804)         580,219
               Increase in income taxes payable                                596,838           271,288               --
               Increase in deferred revenue                                  1,377,254           157,187          439,622
               Decrease in other, net                                         (240,614)         (549,862)      (1,201,576)
                                                                           -----------       -----------      -----------
                    Net cash provided by (used in) operating activities      5,762,490         4,144,109         (361,819)
                                                                           -----------       -----------      -----------

           Cash flows from investing activities
             Capital expenditures                                           (1,553,874)         (728,494)      (2,224,579)
             Capitalized software costs                                             --          (734,574)      (1,112,121)
                                                                           -----------       -----------      -----------
                    Net cash used in investing activities                   (1,553,874)       (1,463,068)      (3,336,700)
                                                                           -----------       -----------      -----------

           Cash flows from financing activities
             Principal payments on loans                                      (494,017)         (414,487)          (3,704)
             Proceeds from loans                                                    --                --        1,500,000
             (Payments on) net proceeds from line of  credit                (1,000,000)       (1,822,118)       1,822,118
             Issuance of common stock in the initial public offering        12,019,058                --               --
             Issuance of common stock pursuant to exercise of
                stock options                                                1,659,745           882,628          118,081
             Issuance of common stock pursuant to 1991 Employee
                Stock Purchase Plan                                            278,791            69,828           78,655
             Repurchases of common stock                                      (965,884)       (1,201,188)        (142,500)
             Issuance of Series B Preferred Stock                            2,447,885                --               --
             Redemptions of Series A Preferred Stock                        (1,124,999)               --               --
             Payment of Series A Preferred Stock dividends                    (242,830)         (153,000)        (153,000)
                                                                           -----------       -----------      -----------

                    Net cash provided by (used in) financing activities     12,577,749        (2,638,337)       3,219,650
                                                                           -----------       -----------      -----------

           Effect of exchange rate changes on cash                             117,243           (19,964)          (4,536)
                                                                           -----------       -----------      -----------

           Net increase (decrease) in cash and cash equivalents             16,903,608            22,740         (483,405)
           Cash and cash equivalents, beginning of period                      339,073           316,333          799,738
                                                                           -----------       -----------      -----------

           Cash and cash equivalents, end of period                        $17,242,681       $   339,073      $   316,333
                                                                           ===========       ===========      ===========


   The accompanying notes are an integral part of the consolidated financial statements.

                         LANDMARK SYSTEMS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- ORGANIZATION AND OPERATIONS

   Landmark Systems Corporation ("the Company") was incorporated in the Commonwealth of Virginia in November 1982 and commenced operations in 1983. The Company is engaged in the development, marketing and distribution of computer software products and the provision of related services. The Company is a supplier of performance management software products which measure, analyze, report and predict performance for both the mainframe and client/server computing environments.

   In 1985, the Company formed a wholly-owned subsidiary, Landmark Systems International, Inc. ("Landmark International"), which was an interest charge domestic international sales corporation ("DISC") under the Tax Reform Act of 1984. In March 1989, Landmark International revoked its election to be treated as a DISC effective for the period beginning January 1, 1989. All tax benefits of the DISC were fully utilized at December 31, 1995.

   In January 1995, the Company established a wholly-owned subsidiary, Landmark Systems Pacific Pty. Ltd., to act as its distributor in Australia and New Zealand and to provide technical support for Australia, New Zealand and Southeast Asia.

   In May 1995, the Company activated a subsidiary, SSG (Europe) Limited to distribute the Company's products in the United Kingdom and Spain and to provide marketing and distribution assistance in Europe, the Middle East and Africa under a management agreement. The subsidiary's name was subsequently changed to Landmark Systems (EMEA) Limited.

   In May 1996, the Company established a wholly-owned subsidiary, Landmark Systems (HK) Ltd., to act as its distributor of products in the Southeast Asian market.

   In January 1997, the Company established a wholly-owned subsidiary, Landmark Systems GmbH, to act as its distributor in Germany, Switzerland and Austria. Also in January 1997, the Company established a wholly-owned subsidiary, Landmark Systems Benelux BV, to act as its distributor in the Benelux countries (Note 2).

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

   The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated.

   The Company completed an initial public offering of its $0.01 par value common stock on November 18, 1997 (the "IPO"). In preparation for the IPO, on October 22, 1997, the Company increased the number of authorized shares of common stock from 15 million shares to 30 million shares. A three-for-two stock split of the common stock took effect on November 17, 1997. All references to the number of shares authorized, issued and outstanding and per share information for all periods presented have been adjusted to give effect to the stock split and share authorization.

Cash and cash equivalents

   For purposes of the consolidated balance sheets and statements of cash flows, the Company considers all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents.

Revenue recognition

   Revenues are recognized in accordance with AICPA Statement of Position 91-1, "Software Revenue Recognition." Sales of perpetual software licenses are recorded as license revenues when performance under the related contract is completed, collection is probable and no significant vendor obligations remain. Service revenues, which consist primarily of maintenance fees, generally are collected prior to the performance of the related services and are recorded as deferred revenue and recognized ratably over the period during which the services are performed, generally twelve months except as noted below. For transactions involving both license and service revenues, the Company generally allocates maintenance fees based upon the list price for such fees.

   In certain circumstances, primarily where the Company is replacing its mainframe competitors' products, the Company enters into a long-term payment arrangement with a licensee. Under these types of arrangements, the Company allows the licensee to pay the license fees plus service fees over a three to five year period, generally in annual installments. If collectibility by the Company is probable, the Company recognizes the present value of the contracted stream of payments as an unbilled receivable in its financial statements. Of this amount, the Company recognizes the underlying license fee as license revenues and defers the underlying service fees. As installments are invoiced to the licensee in accordance with the payment arrangement, the Company reflects a reduction in its unbilled receivable and an increase in its accounts receivable. Historically, the Company has not granted concessions nor experienced any significant bad debts associated with these long-term arrangements. At December 31, 1997 and 1996, unbilled receivables have been reduced by $1,463,000 and $1,200,000, respectively, to reflect such amounts at their present values.

   The Company has relationships with a number of third party distributors to market and distribute its products internationally. Under such arrangements, the distributors report to, are invoiced by and remit payments to the Company based upon transactions with the ultimate customer. The Company records license revenues and service revenues based upon transactions reported to the Company.

   The Company records an accrual for estimated sales returns. Historically, such amounts have not been material.

Fixed assets

   Fixed assets are stated at cost less accumulated depreciation and amortization. Capital lease obligations are recorded at the present value of the future lease obligations discounted at the interest rate implicit in each lease. A corresponding amount is capitalized and depreciated over the term of the lease. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives for computing depreciation are generally five years for computer equipment, office equipment and furniture. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the estimated useful lives of the improvements or the terms of the related lease.

Intangible assets

   In January 1997, the Company signed an agreement to acquire certain rights and related assets from Infarmedica Holding AG ("Infarmedica"), a former distributor of the Company's products. Under the terms of the agreement governing this relationship, Infarmedica held exclusive rights to market certain of the Company's products in Austria, the Benelux countries, Germany and Switzerland. As a result of the 1997 agreement, the Company gained access to its significant customer base in these European countries (including an assignment of license and maintenance agreements) and established subsidiaries in Germany and The Netherlands to support these customers directly. In consideration for the acquisition of these rights, the Company will pay Infarmedica $1,800,000 in installment payments from 1997 through 1999, of which $900,000 was paid in 1997. In addition, the Company granted Infarmedica a warrant to purchase 225,000 shares of the Company's common stock at $4.00 per share, which was fully vested upon issuance, expires on January 1, 2007 and is transferable only with the Company's consent. The Company recorded the acquisition of the customer base as an intangible asset representing the present value of the cash payments plus the fair value of the warrant issued. The related intangible asset will be amortized over three years. Amortization expense recorded in 1997 was $616,000.

Impairment of long-lived assets

   Long-lived assets are evaluated for possible impairment through a review of undiscounted expected future cash flows. If the sum of the undiscounted expected future cash flows is less than the carrying amount of the asset or if changes in facts and circumstances indicate, an impairment loss is recognized.

Foreign currency translations

   The functional currency for the Company's international subsidiaries is the applicable local currency. The financial statements of international subsidiaries are translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates during each reporting period for results of operations. Adjustments resulting from translation of financial statements are reflected as a separate component of stockholders' equity (deficit). The Company does not attempt to hedge its foreign currency exposures. Foreign currency losses of $253,000, $9,600 and $102,000 in 1997, 1996 and 1995, respectively, are included in other income.

Software development costs

   The Company accounts for its software development activities in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed." The Company capitalizes significant development costs incurred subsequent to the point of demonstrated technological feasibility and up to the time the product is available for release to customers. Amortization is computed on an individual product basis and is the greater of (i) the ratio of current gross revenues for a product to the total current and anticipated future gross revenues for the product or (ii) the straight-line method over the estimated economic life of the product. Effective January 1, 1996, the Company prospectively decreased the estimated economic life of its capitalized software products from three to five years to 18 months. Amortization expense recorded in 1996 and 1997 would have been $2.3 million lower and $750,000 higher, respectively, if this change had not been made. The effect of the change was to decrease net income in 1996 by $1.5 million ($0.20 per basic and diluted share on a historical basis and $0.16 per basic and diluted share on a pro forma basis) and increase net income for 1997 by $450,000 ($0.06 per basic share and $0.05 per diluted share on a historical basis and $0.04 per basic and diluted share on a pro forma basis).

Stock-based compensation

   The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB No. 25) and related Interpretations. Under APB No. 25, compensation cost is measured as the excess, if any, of the market price of the Company's stock at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. Until the time of the IPO, the market price of the Company's common stock was established by the Company's Board of Directors (the "Board"). The Company provides additional pro forma disclosures as required under Statement of Financial Accounting Standards No. 123, "Accounting for
Stock-Based Compensation" (SFAS No. 123) (Note 10).

   Transactions for which non-employees are issued equity instruments for goods or services received are recorded by the Company based upon the fair value of the equity instruments issued or the fair value of the goods or services received, whichever is more reliably measured.

Income taxes

   The Company provides for income taxes using the asset and liability approach. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of the assets and liabilities. A valuation allowance is recorded if, based on the evidence available, it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Fair value of financial instruments

   The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short maturity of those instruments. The carrying amounts of notes payable to banks, which includes short-term borrowings at market rates and long-term debt, and preferred stock approximate their fair value.

   The Company has $9,444,000 and $7,261,000 of unbilled receivables outstanding at December 31, 1997 and 1996, respectively; the estimated fair values of these receivables are $10,474,000 and $7,486,000, respectively, calculated using discounted cash flows.

Concentrations of credit risk

   Financial instruments which subject the Company to concentrations of credit risk consist principally of accounts receivable and unbilled receivables. Credit risk is limited due to the large number and geographic dispersion of customers comprising the Company's customer base. No distributor or customer accounted for more than 5% of the Company's total outstanding receivables.

Use of estimates

   The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.

Earnings per share

   The Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share," for its financial statements for the year ended December 31, 1997. SFAS 128 requires restatement of earnings per share for all periods presented. The following reconciliation of the numerators and denominators is provided for historical basic and diluted net income (loss) per share for 1997, 1996 and 1995. Basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed by additionally reflecting the potential dilution that could occur, using the treasury stock method, if warrants and options to acquire common stock were exercised or resulted in the issuance of common stock that then shared in the earnings of the Company.

                                                               Income            Shares          Per-Share
                                                             (Numerator)      (Denominator)        Amount
                                                             -----------      -------------        ------
FOR THE YEAR ENDED DECEMBER 31, 1997
  Net income                                                 $3,005,652
  Less:  Accretion of redemption value and dividends
     on Series A Preferred Stock                            (1,339,330)
  Less:  Accretion of redemption value on Series B
    Preferred Stock                                           (136,079)
HISTORICAL BASIC EPS
     Net income available to common stockholders              1,530,243        7,876,208             $0.19
  EFFECT OF DILUTIVE SECURITIES
     Common stock options and warrants                               --          889,056
                                                             ----------          -------
HISTORICAL DILUTED EPS                                       $1,530,243        8,765,264             $0.17
                                                             ==========        =========

FOR THE YEAR ENDED DECEMBER 31, 1996
  Net loss                                                 $(1,202,281)
  Less:  Accretion of redemption value and dividends
     on Series A Preferred Stock                              (153,000)
                                                           ------------
HISTORICAL BASIC EPS
    Net income available to common stockholders             (1,355,281)        7,380,316           $(0.18)
  EFFECT OF DILUTIVE SECURITIES
     Common stock options and warrants                               --               --
                                                           ------------        ---------
HISTORICAL DILUTED EPS                                     $(1,355,281)        7,380,316           $(0.18)
                                                           ============        =========

FOR THE YEAR ENDED DECEMBER 31, 1995
  Net loss                                                 $(4,169,010)
  Less:  Accretion of redemption value and dividends
     on Series A Preferred Stock                              (627,300)
                                                           ------------
HISTORICAL BASIC EPS
    Net income available to common stockholders             (4,796,310)        7,368,705           $(0.65)
  EFFECT OF DILUTIVE SECURITIES
     Common stock options and warrants                               --               --
                                                           ------------        ---------
HISTORICAL DILUTED EPS                                     $(4,796,310)        7,368,705           $(0.65)
                                                           ============        =========


   For the purposes of the historical diluted EPS calculations for 1996 and 1995, common stock options and warrants are excluded because their impact is anti-dilutive.

   In light of the changes in the capital structure of the Company which took effect at the time of the IPO and in accordance with Staff Accounting Bulletin No. 98, the Company calculated its basic and diluted net income (loss) per share on a pro forma basis, assuming (i) conversion of the Series A Preferred Stock into 833,785 shares of the Company's common stock, (ii) conversion of the Series B Preferred Stock into 592,793 shares of the Company's common stock, and (iii) lapse of the rights to require repurchase by holders of the Redeemable Common Stock Instruments, all as of the beginning of the period. The following reconciliation of the numerator and denominator is provided for pro forma basic and diluted net income (loss) for 1997 and 1996.

                                                                 Income            Shares         Per-Share
                                                              (Numerator)       (Denominator)       Amount
                                                              -----------       -------------       ------
       FOR THE YEAR ENDED DECEMBER 31, 1997
         Net income                                            $3,005,652

         Less: Accretion of redemption value and
          dividends on Series A Preferred Stock               (1,339,330)
         Less: Accretion of redemption value on
          Series B Preferred Stock                              (136,079)
                                                             ------------
         Net income available to common stockholders            1,530,243          7,722,083
         Assumed conversion of Series A Preferred
            Stock at the beginning of the period                1,339,330            833,785
         Assumed conversion of Series B Preferred
            Stock at the beginning of the period                  136,079            592,793
         Assumed conversion of redeemable common stock
           instruments at the beginning of the period                  --            273,890
                                                               ----------         ----------
       PRO FORMA BASIC EPS                                     $3,005,652          9,422,551         $0.32
         EFFECT OF DILUTIVE SECURITIES
            Common stock options and warrants                          --            889,382
                                                               ----------         ----------
       PRO FORMA DILUTED EPS                                   $3,005,652         10,311,933         $0.29
                                                               ==========         ==========

       FOR THE YEAR ENDED DECEMBER 31, 1996
         Net loss                                            $(1,202,281)
         Less:  Accretion of redemption value and
          dividends on Series A Preferred Stock                 (153,000)
                                                             ------------
         Net income available to common stockholders          (1,355,281)          7,492,730
         Assumed conversion of Series A Preferred
            Stock at the beginning of the period                  153,000            833,785
         Assumed conversion of Series B Preferred
            Stock at the beginning of the period                       --            592,793
         Assumed conversion of redeemable common stock
           instruments at the beginning of the period                  --            273,890
                                                             ------------          ---------
       PRO FORMA BASIC EPS                                   $(1,202,281)          9,193,198       $(0.13)
         EFFECT OF DILUTIVE SECURITIES
            Common stock options and warrants                          --                 --
                                                             ------------          ---------
       PRO FORMA DILUTED EPS                                 $(1,202,281)          9,193,198       $(0.13)
                                                             ============          =========

   For the purposes of the pro forma diluted EPS calculation for 1996, common stock options and warrants are excluded because their impact is anti-dilutive.

NOTE 3 -- FIXED ASSETS

    Fixed assets consist of the following:

                                                           AT DECEMBER 31,
                                                           ---------------
                                                             1997           1996
                                                     ------------    -----------

       Computer equipment                            $  4,305,632    $ 3,173,420
       Office equipment                                 4,881,920      4,685,196
       Furniture and fixtures                           3,256,845      3,092,399
       Leasehold improvements                           1,259,912      1,226,080
                                                     ------------    -----------
                                                       13,704,309     12,177,095
       Less accumulated depreciation                  (10,455,068)    (9,280,870)
                                                     ------------    -----------
                                                     $  3,249,241    $ 2,896,225
                                                     ============    ===========

   Depreciation expense totaled $1,201,000, $1,024,000 and $876,000 in 1997,
1996 and 1995, respectively.

NOTE 4 -- CAPITALIZED SOFTWARE COSTS

    Capitalized software costs consist of the following:

                                                            AT DECEMBER 31,
                                                            ---------------
                                                        1997              1996
                                                        ----              ----

       Capitalized software costs                   $ 19,905,976      $ 19,905,976
       Less accumulated amortization                 (19,505,603)      (18,255,637)
                                                    ------------      ------------
                                                    $    400,373      $  1,650,339
                                                    ============      ============

   The Company did not capitalize any software development costs in 1997 as any amounts eligible for capitalization were not material. The Company capitalized software development costs of $735,000 and $1,112,000 during 1996 and 1995, respectively. Amortization expense of capitalized software costs was $1,250,000, $4,841,000 and $3,081,000 in 1997, 1996 and 1995, respectively.

NOTE 5 -- DEBT

    Debt consists of the following:

                                                           AT DECEMBER 31,
                                                           ---------------
                                                        1997              1996
                                                        ----              ----
       Bank line of credit, at prime plus 1.5%,
           secured by all assets                     $     ---         $ 1,000,000
       Note payable at 9%, due in monthly
           installments of $47,700, beginning in
           February 1996 through January 1999,
           secured by fixed assets                     591,496           1,085,513
                                                     ---------         -----------
                 Total debt                            591,496           2,085,513
       Less amounts due within one year               (540,771)         (1,493,763)
                                                     ---------         -----------
                 Long-term debt                      $  50,725         $   591,750
                                                     =========         ===========

   The Company's lines of credit expired on June 30, 1997.

   The Company paid interest of $278,000, $414,000 and $180,000 in 1997, 1996 and 1995, respectively.

NOTE 6 -- SEGMENT INFORMATION

   The Company classifies its operations into one industry segment, software development and related services. The Company reports international license and service revenues net of distributor commissions. Export sales, which represent sales through international distributors, by geographic area consist of the following:

                                                                     YEAR ENDED DECEMBER 31,
                                                                     -----------------------
                                                           1997                1996                1995
                                                           ----                ----                ----
           Europe                                       $4,111,670         $ 7,121,934          $6,903,732
           Far East                                      2,785,799           2,183,904           2,193,173
           Latin America                                   914,189             734,287             858,777
                                                        ----------         -----------          ----------
                                                        $7,811,658         $10,040,125          $9,955,682
                                                        ==========         ===========          ==========

        A summary of the Company's operations by geographic region in 1997, 1996 and 1995 is as follows:

                                                                     YEAR ENDED DECEMBER 31,
                                                                     -----------------------
                                                           1997                1996                1995
                                                           ----                ----                ----
           Revenues
             United States                              $40,351,342        $35,618,743         $33,853,964
             Europe                                       2,346,287            544,220             163,682
             Australia and Southeast Asia                 1,110,780            837,224             605,860
             Eliminations                                  (445,914)          (443,789)           (163,682)
                                                        -----------        -----------         -----------
                     Consolidated                       $43,362,495        $36,556,398         $34,459,824
                                                        ===========        ===========         ===========

           Operating income (loss)
             United States                              $ 4,827,302        $(2,262,628)        $(5,360,185)
             Europe                                        (327,987)           (47,173)            (17,677)
             Australia and Southeast Asia                   (66,799)          (417,874)           (279,715)
             Eliminations                                        --                 --                  --
                                                        -----------        -----------         -----------
                     Consolidated                       $ 4,432,516        $(2,727,675)        $(5,657,577)
                                                        ===========        ===========         ===========

           Assets at end of period
             United States                              $43,981,267        $25,195,178         $31,053,058
             Europe                                       2,732,959            403,348              53,758
             Australia and Southeast Asia                   860,206            807,677             815,221
             Eliminations                                (3,066,168)        (1,330,221)           (442,829)
                                                        -----------        -----------         -----------
                     Consolidated                       $44,508,264        $25,075,982         $31,479,208
                                                        ===========        ===========         ===========

NOTE 7 -- INCOME TAXES

   The income (loss) before income taxes consists of the following:

                                                                      YEAR ENDED DECEMBER 31,
                                                                      -----------------------
                                                           1997                1996                 1995
                                                           ----                ----                 ----
           U.S.                                         $5,560,340         $(1,559,453)         $(4,806,941)
           International subsidiaries                     (627,244)           (455,340)            (302,482)
                                                        ----------         -----------          -----------
           Income (loss) before taxes                   $4,933,096         $(2,014,793)         $(5,109,423)
                                                        ==========         ===========          ===========

   The provision for (benefit from) income taxes consists of the following:

                                                                    YEAR ENDED DECEMBER 31,
                                                                    -----------------------
                                                          1997                1996               1995
                                                          ----                ----               ----
           Current taxes payable (receivable)
             U.S. Federal                              $  994,371         $   226,835         $(566,102)
             Foreign                                      520,103             518,599           433,608
             State and local                              143,600              40,593            89,949
                                                       ----------         -----------         ---------
                                                        1,658,074             786,027           (42,545)
                                                       ----------         -----------         ---------
           Deferred tax provision (benefit)
             U.S. Federal                                 333,311          (1,534,972)         (812,133)
             Foreign                                      (89,822)                ---               ---
             State and local                               25,881             (63,567)          (85,735)
                                                       ----------         -----------         ---------
                                                          269,370          (1,598,539)         (897,868)
                                                       ----------         -----------         ---------
           Provision  for (benefit from)
                   income taxes                        $1,927,444         $  (812,512)        $(940,413)
                                                       ==========         ===========         =========

   The Company paid income taxes of $1,334,000, $527,000 and $436,000 in 1997, 1996 and 1995, respectively. Foreign taxes paid relate primarily to taxes withheld from revenues.

   The Company provides deferred taxes for temporary differences between the bases of assets and liabilities for financial reporting purposes and the bases of assets and liabilities for tax return purposes. The deferred tax asset/(liability) at December 31, 1997 and 1996 is attributable to the following:

                                                                        AT DECEMBER 31,
                                                                        ---------------
                                                                    1997                1996
                                                                    ----                ----
           Deferred tax assets
             Deferred revenue                                    $  869,567          $  827,289
             Stock incentive plan                                   235,826             252,906
             Allowance for doubtful accounts                        190,911             139,981
             Tax credit carryforwards                               320,664           1,221,719
             Sublease and general sales tax accrual                  86,590             260,689
             Capitalized software development costs                 159,018             181,734
             Losses from international subsidiaries not
                 utilized                                           414,822             185,000
             Depreciation and amortization                          332,444                  --
             Other                                                   55,176             120,303
             Valuation allowance                                   (454,000)           (410,000)
                                                                 ----------          ----------
                                                                  2,211,018           2,779,621
                                                                 ----------          ----------
           Deferred tax liabilities
             Depreciation and amortization                               --            (288,059)
             Other                                                       --             (11,174)
                                                                 ----------          ----------
                                                                         --            (299,233)
                                                                 ----------          ----------
                     Net deferred tax asset                      $2,211,018          $2,480,388
                                                                 ==========          ==========

           Current deferred tax asset                            $1,264,501          $2,065,460
           Non-current deferred tax asset                           946,517             414,928
                                                                 ----------          ----------
                     Net deferred tax asset                      $2,211,018          $2,480,388
                                                                 ==========          ==========

   As of December 31, 1996, the Company had a valuation allowance of $225,000 to reflect foreign tax credit carryforwards that, in the Company's estimation, would more likely than not expire prior to utilization. During 1997, the Company reduced the tax credit carryforward valuation allowance to $129,000 to reflect the increased likelihood that a portion of the foreign tax credits would be realized. The Company also recorded an increase to the valuation allowance of $140,000 in 1997 to reflect the tax effect of estimated international subsidiary net operating losses that, in the Company's estimation, will more likely than not result in no future tax benefit to the Company.

   At December 31, 1997, the Company had foreign net operating loss carryforwards of approximately $1,150,000, of which $200,000 expires in years 2001 and 2002. The remaining $950,000 carries forward indefinitely and is available to offset future foreign taxable income.

   The provision for (benefit from) income taxes differs from the amount of taxes determined by applying the U.S. Federal statutory rate of 34% to income
(loss) before income taxes as a result of the following:

                                                                    YEAR ENDED DECEMBER 31,
                                                                    -----------------------
                                                            1997             1996              1995
                                                            ----             ----              ----
          Computation of U.S. Federal income
            taxes at 34%                                 $1,677,253       $(685,030)      $(1,634,359)
          State and local taxes, net of Federal
            income tax benefit                               94,776         (49,750)           21,769
          Change in valuation allowance                      44,000        (132,499)          690,885
          Other                                             111,415          54,767           (18,708)
                                                         ----------       ---------       -----------
               Provision for (benefit from)
                 income taxes                            $1,927,444       $(812,512)      $  (940,413)
                                                         ==========       =========       ===========

NOTE 8 -- EMPLOYEE BENEFIT PLANS

   The Company has a profit incentive plan ("PIP") which is a defined contribution plan with a cash (or non-qualified) component covering all U.S. employees with one year of service and providing for annual discretionary contributions of up to 15% of eligible compensation. Employees are 100% vested in all contributions to the PIP. The Company did not make contributions to the PIP in 1997, 1996 or 1995.

   The Company also has a 401(k) defined contribution plan. During 1997, 1996 and 1995, the Company matched 50% of the first 3% of employees' deferred contributions. Employees are fully vested in all Company contributions. The Company recorded expense for its matching contributions of $217,000, $205,000 and $192,000 during 1997, 1996 and 1995, respectively.

NOTE 9 -- MANDATORILY REDEEMABLE PREFERRED STOCK

   The Board has the authority to issue up to 8,000,000 shares of preferred stock, and to determine the price, rights, preferences and privileges of those shares without further vote or action by the stockholders, subject to the consent of the holders of outstanding preferred stock, if any.

   Prior to the IPO, the Company had issued two classes of preferred stock:
Series A Preferred Stock and Series B Preferred Stock. All shares of preferred stock outstanding were converted to common stock at the time of the IPO.

Mandatorily Redeemable Series A Preferred Stock

   The Company's Series A Preferred Stock paid cumulative dividends effective May 1, 1992 at an annual rate of $0.15 per share until April 30, 1997, and thereafter at an annual rate of $0.375 per share. The holders of Series A Preferred Stock could not sell, assign or transfer any of the stock without the Company's prior written consent.

   The Company was required to redeem $1,500,000 of Series A Preferred Stock each year ("redemption year") plus accumulated dividends, beginning May 1, 1997, at a redemption price equal to $5.00 per share plus 75% of the amount, if any, by which the lesser of (i) 1.5 multiplied by the fair market value per share of the common stock as determined by the Board at the beginning of the redemption year or (ii) $7.4333 per share, exceeds $5.00 per share. Accordingly, the redemption price per share could not exceed $6.825 per share.

   In 1995, the redemption price of the Series A Preferred Stock was adjusted based upon the fair market value of the Company's common stock of $4.00 per share. In April 1997, the Board approved an adjustment in the fair market value of the Company's common stock to $4.97 to be effective May 1, 1997, which resulted in an increase in the redemption price of the Series A Preferred Stock. During 1997, the Company redeemed 164,835 shares of Series A Preferred Stock from the holders for $1,125,000.

   The holders of Series A Preferred Stock could convert all, but not less than all, of the preferred shares into common stock at the time of the IPO based upon the relationship between the redemption price and the IPO price of the Company's common stock. At the time of the IPO, the 855,165 shares of Series A Preferred Stock then outstanding were converted into 833,785 shares of common stock.

Mandatorily Redeemable Series B Preferred Stock

   In March 1997, the Company amended its articles to designate 1,580,779 shares of Series B Preferred Stock and authorized the sale and issuance of such shares. The Series B Preferred Stock was convertible, at the option of the holder, into the Company's common stock based on a ratio of $6.326 to a conversion price. Additionally, the Series B Preferred Stock was redeemable at the holder's option at the earlier of December 31, 2000 or six months after an IPO of the Company's common stock.

   Concurrent with the authorization of Series B Preferred Stock, the Company issued 316,156 shares of Series B Preferred Stock at a price of $6.326 per share and, in April 1997, an additional 79,039 shares of Series B Preferred Stock at a price of $6.326 per share. Based on these issuances, the purchaser was entitled to elect a representative to the Board.

   Each outstanding share of Series B Preferred Stock was automatically convertible into 1.5 shares of the Company's common stock immediately upon the closing of a qualified public offering, as defined. Accordingly, at the time of the IPO, the 395,195 shares of Series B Preferred Stock then outstanding were converted into 592,793 shares of common stock.

   The following table summarizes the activity with respect to the Series A Preferred Stock and Series B Preferred Stock:

                                                       Series A Preferred Stock           Series B Preferred Stock
                                                       ------------------------           ------------------------
                                                                     Redemption                         Redemption
                                                       Shares            Value            Shares            Value
                                                       ------            -----            ------            -----
       Balance at December 31, 1994                   1,020,000      $ 5,390,700
         Adjustment to redemption value                      --          474,300
                                                      ---------      -----------
       Balance at December 31, 1995                   1,020,000        5,865,000
         Adjustment to redemption value                      --               --
                                                      ---------      -----------
       Balance at December 31, 1996                   1,020,000        5,865,000
         Issuance of Series B preferred stock                --               --           395,195     $ 2,500,000
         Redemption of Series A preferred stock        (164,835)      (1,124,999)
         Adjustment to redemption value                      --        1,096,500                --         136,079
         Conversion to common stock                    (855,165)      (5,836,501)         (395,195)     (2,636,079)
                                                      ---------      -----------          --------     -----------
       Balance at December 31, 1997                          --      $        --                --     $        --
                                                      =========      ===========          ========     ===========

NOTE 10 -- REDEEMABLE COMMON STOCK INSTRUMENTS AND STOCKHOLDERS' EQUITY

1994 Stock Incentive Plan

   During 1994, the Company adopted the 1994 Stock Incentive Plan ("1994 SIP") under which employees may acquire shares of the Company's common stock via stock option grants, restricted stock awards and/or stock bonuses. The 1994 SIP is administered by the Board, which has the sole discretion to grant options and restricted stock awards. The 1994 SIP replaced the 1989 Stock Incentive Plan ("1989 SIP") and the 1992 Executive Stock Incentive Plan ("1992 ESIP"). Options outstanding under the 1989 SIP and the 1992 ESIP will remain outstanding until the options either expire or are exercised.

   As of December 31, 1997, a total of 3,000,000 shares of common stock can be issued under the 1994 SIP through (i) qualified stock options, which qualify as incentive stock options and have an exercise price equal to or greater than the fair market value of the common stock, as determined by the Board, at the date of grant, (ii) non-qualified stock options, which have an exercise price equal to or greater than 85% of the fair market value of the common stock, as determined by the Board, on the date of grant, (iii) restricted stock awards for common stock at a price determined by the Board, but not less than 85% of the fair market value of the stock at the date of grant, which is non-transferable and subject to repurchase at the holder's cost until Board designated conditions have been met, or (iv) stock bonuses.

   Prior to the IPO, the Company had the right to repurchase at the fair market value, as determined by the Board, at any time following the termination of a grantee's employment with the Company for any reason (including retirement, death or disability), all or any portion of the option shares, restricted stock or bonus shares then held by the grantee. This repurchase right lapsed at the time of the IPO. A grantee did not have the right to require the Company to repurchase shares issued pursuant to the 1994 SIP.

1992 Executive Stock Incentive Plan

   During 1992, the Company adopted the 1992 ESIP under which key executives were granted options to purchase shares of the Company's common stock.

   Prior to the IPO, while employed by the Company and for a period of ninety days thereafter, a grantee had the right to require the Company to repurchase at the fair market value, as established by the Board, all or any portion of the grantee's option shares. The Company also had the right to repurchase at the fair market value, at any time following the termination of a grantee's employment with the Company, all or any portion of the option shares then held by the grantee. These repurchase rights lapsed at the time of the IPO.

   In 1994, the 1992 ESIP was replaced by the 1994 SIP. No additional grants will be made under the 1992 ESIP. Options outstanding under the 1992 ESIP will remain outstanding until the options either terminate or are exercised.

1989 Stock Incentive Plan

   During 1989, the Company adopted the 1989 SIP under which certain employees were granted options to purchase shares of the Company's common stock and/or restricted stock awards. The 1989 SIP is administered by the Board, which has the sole discretion to grant options and restricted stock awards.

   Prior to the IPO, while employed by the Company, a grantee had the right to require the Company to repurchase at the fair market value, as established by the Board, all or any portion of the grantee's (i) option shares and (ii) restricted stock with respect to which all of the conditions have been met. The Company also had the right to repurchase at the fair market value, at any time following the termination of a grantee's employment with the Company, all or any portion of the option shares or restricted stock then held by the grantee. These repurchase rights lapsed at the time of the IPO.

   In 1994, the 1989 SIP was replaced by the 1994 SIP. No additional grants will be made under the 1989 SIP. Options outstanding under the 1989 SIP will remain outstanding until the options either terminate or are exercised.

1996 Advisory Board Plan

   In 1996, the Company established the 1996 Advisory Board Stock Incentive Plan ("1996 ABP"). In July 1997, the Company amended its 1996 ABP to allow the Company to issue options to designated outside members of the Company's Board and to rename the 1996 ABP to the 1996 Advisory Board and Directors Stock Incentive Plan and to increase the number of shares issuable under the 1996 ABP from 150,000 to 300,000.

   In 1996, the Company granted 120,000 options, with vesting over a four year period at an exercise price of $4.00 per share. The Company is recording the fair value of the options as stock compensation expense ratably over the vesting period. In October 1997, the Company terminated the Advisory Board, accelerated the vesting of 18,000 options granted pursuant to the 1996 ABP which were scheduled to vest on December 31, 1997, and canceled 36,000 unvested options granted pursuant to the 1996 ABP.

Other Stock Options

   In 1997, 1996 and 1995, the Company issued 85,335, 24,750 and 107,799 options, respectively, to former employees of the Company to replace options previously issued under the 1989 SIP, the 1992 ESIP and the 1994 SIP which expired unexercised concurrent with or subsequent to separation from the Company. The terms of the options granted were similar, but not identical to, the terms of the options they replaced. The Company recorded compensation expense associated with these options of $60,000 and $90,000 in 1997 and 1995. The Company did not record compensation expense for these options in 1996 because such amount was not material.

Options Outstanding and Exercisable

   The following table summarizes information about options outstanding for all stock option plans:


                                                                     SHARES              PRICE PER       WEIGHTED AVERAGE
                                                                  OUTSTANDING              SHARE          EXERCISE PRICE
                                                                  UNDER OPTION          UNDER OPTION         PER SHARE
                                                                  ------------          ------------         ---------

           Balance at December 31, 1994                             2,150,564            $3.00--3.59             $3.29
             Stock options granted                                    618,537             3.00--4.00              3.81
             Stock options exercised                                  (34,389)            3.33--3.59              3.43
             Stock options canceled                                  (385,101)            3.00--4.00              3.35
             Stock options expired                                    (29,691)                  3.33              3.33
                                                                    ---------

           Balance at December 31, 1995                             2,319,920             3.00--4.00              3.42
             Stock options granted                                  1,166,010             3.59--4.00              3.99
             Stock options exercised                                 (286,083)            3.00--3.59              3.09
             Stock options canceled                                  (406,215)            3.00--4.00              3.61
                                                                    ---------

           Balance at December 31, 1996                             2,793,632             3.00--4.00              3.67
             Stock options granted                                    593,452             3.33--4.97              3.97
             Stock options exercised                                 (490,435)            3.00--4.00              3.38
             Stock options canceled                                  (348,821)            3.33--4.00              3.88
             Stock options expired                                    (48,875)            3.59--4.00              3.95
                                                                    ---------

           Balance at  December 31, 1997                            2,498,953            $3.00--4.97             $3.76
                                                                    =========

   The following table summarizes information about options outstanding at December 31, 1997 by plan:

                                                    TOTAL OPTIONS      TOTAL OPTIONS        TOTAL OPTIONS AVAILABLE
                                                    OUTSTANDING         EXERCISABLE             FOR FUTURE GRANT
                                                    -----------         -----------             ----------------
           1989 SIP                                      44,980             44,980                    --
           1992 ESIP                                    304,687            304,687                    --
           1994 SIP                                   1,851,386            685,796                 1,101,589
           1996 ABP                                      48,000             24,000                   240,000
           Other stock options                          249,900            248,212                    --
                                                      ---------          ---------                 ---------
           Total at December 31, 1997                 2,498,953          1,307,675                 1,341,589
                                                      =========          =========                 =========

   At December 31, 1997, the average exercise price per share of exercisable options is $3.53. The unvested options vest primarily over a four year period and will be fully vested in the year 2001. The remaining average option life is
5.3 years.

   As all of the Company's stock option grants were made prior to the IPO, the Company estimated the fair value of each employee option grant on the date of grant using a minimum value model. The weighted-average assumptions included in the Company's fair value calculations are as follows:

                                                            1997              1996              1995
                                                            ----              ----              ----
                      Expected life (years)                   5                 5                5
                      Risk-free interest rate               5--6%             6--7%            6--7%
                      Volatility                              0                 0                0
                      Dividend yield                          0%                0%               0%


   The weighted-average fair value of stock options granted under the employee stock option plans during 1997, 1996 and 1995 was $1.05, $1.08 and $1.01, respectively. Had the Company determined compensation costs for these plans in accordance with SFAS No. 123 (Note 2), the Company's net income for 1997 would have been $2,645,000, or $0.15 per basic share and $0.13 per diluted share on a historical basis and $0.26 per basic share and $0.23 per diluted share on a pro forma basis. Additionally, the Company's net loss for 1996 would have been $(1,391,000), or $(0.21) per basic and diluted share on a historical basis and $(0.15) per basic and diluted share on a pro forma basis. The Company's net loss for 1995 would have been $(4,210,000), or $(0.66) per basic and diluted share on a historical basis. The SFAS No. 123 method of accounting does not apply to options granted prior to January 1, 1995 and, accordingly, the resulting pro forma compensation cost may not be representative of that to be expected in the future.

Employee Stock Purchase Plan

   During 1991, the Company adopted an Employee Stock Purchase Plan ("ESPP") under which employees may purchase shares of the Company's common stock. The Board determined the number of shares of common stock made available under this plan for each purchase year. For each of the plan years ended April 30, 1997, 1996 and 1995, 75,000 shares were made available for purchase. For the plan year ended April 30, 1998, the Board did not make any shares of common stock available for purchase. For the plan years ended April 30, 1997, 1996 and 1995, 75,000, 20,817 and 4,557 shares, respectively, were purchased. Shares are purchased at their fair market value as determined by the Board. Eligible employees can purchase shares valued at up to 10% of their gross cash compensation.

   Prior to the IPO, the shares employees purchased under this plan were subject to certain transfer restrictions. Without the prior written consent of the Company, an employee could not sell, assign or transfer any common stock purchased under this plan to any person or entity other than the Company, another stockholder or employee. Under certain conditions, the employee could elect to require the Company to repurchase the employee's shares at fair market value. At any time following the termination of an individual's employment, the Company had the right to repurchase the employee's shares acquired through this plan at fair market value. These rights and restrictions lapsed at the time of the IPO.

Stock Compensation Expense

   The Company records stock compensation expense for the amount, if any, by which the fair market value of the Company's common stock exceeds the option exercise price at the date of the option grant. In addition, prior to the IPO and the lapse of such rights, the Company also recorded stock compensation expense for shares and options outstanding under the 1989 SIP, the 1992 ESIP and the ESPP to reflect any increase in the amount at which the holders could require the Company to repurchase such shares. The Company records stock compensation benefit to reflect any forfeitures of unvested stock options. The Company recorded stock compensation expense (benefit) of $591,000, $(96,000) and $763,000 in 1997, 1996 and 1995, respectively. The fair market value of the Company's common stock, as determined by the Board effective as of May 1 of each year, was $4.97, $4.00 and $4.00 for 1997, 1996 and 1995, respectively.

Redeemable Common Stock Instruments

   The redeemable common stock instruments represent shares of common stock and options to acquire common stock issued by the Company to certain employees pursuant to the 1989 SIP, the 1992 ESIP, the ESPP and other agreements whereby the holder had the right to require the Company to repurchase such shares at their current fair market value, as determined by the Company's Board. The rights of holders of Redeemable Common Stock Instruments to require the Company to repurchase such shares automatically lapsed on the effective date of the IPO.

   The following table summarizes the activity with respect to the redeemable common stock instruments:

                                                                   Shares of
                                                                  Common Stock                          Redemption
                                                                   Underlying         Shares of          Value of
                                                                   Redeemable        Redeemable        Common Stock
                                                                  Stock Options     Common Stock        Instruments
                                                                  -------------     ------------        -----------
           Balance at December 31, 1994                             1,181,774           28,674          $   318,862
                Compensation for non-qualified redeemable
                  stock options                                            --               --              673,445
                Redeemable common stock issued                        (34,239)          55,806              199,236
                Redeemable common stock repurchased by the
                  Company                                                  --          (37,363)            (142,500)
                Cancellation of redeemable stock option grants       (223,097)              --                   --
                                                                    ---------         --------          -----------
           Balance at December 31, 1995                               924,438           47,117            1,049,043
                Redeemable common stock issued                       (286,083)         303,540              952,456
                Redeemable common stock repurchased by the
                  Company                                                             (300,297)          (1,201,188)
                Cancellation of redeemable stock option grants        (66,345)              --                   --
                Forfeiture of unvested redeemable stock
                  options                                                  --               --              (96,381)
                                                                    ---------         --------          -----------
           Balance at December 31, 1996                               572,010           50,360              703,930
                Adjustment to redemption value                             --               --              425,834
                Redeemable common stock issued                       (173,265)         242,963              820,007
                Redeemable common stock repurchased by the
                  Company                                                  --          (19,433)             (93,366)
                Cancellation of redeemable stock option grants        (20,967)              --               (4,185)
                Waiver of rights to require repurchase               (213,750)          (8,240)            (237,108)
                Lapse of rights to require repurchase                (164,028)        (265,650)          (1,615,112)
                                                                    ---------         --------          -----------
           Balance at December 31, 1997                                    --               --          $        --
                                                                    =========         ========          ===========


NOTE 11 -- COMMITMENTS

   During 1988, the Company entered into a ten-year lease for office space which included a rent abatement for one and one-half years. Rental expense has been calculated as total rental payments spread ratably over the life of the lease. An accrued rent expense is created in years when rent expense exceeds cash payments. In 1996, the Company extended the lease commitment by five years. The current and long-term portions of the deferred rent abatement at December 31, 1997 are $87,000 and $392,000, respectively, and have been included in accrued expenses or other liabilities, as appropriate.

   The Company is committed for the payment of minimum rentals, exclusive of escalation charges and renewal options and net of sublease income, under office space, computer and other equipment operating lease agreements through 2003 in the following amounts:

          YEAR ENDED DECEMBER 31,                         AMOUNT
        -------------------------                      ---------
               1998                                    $ 2,700,000
               1999                                      2,800,000
               2000                                      2,400,000
               2001                                      2,400,000
               2002                                      2,400,000
               Thereafter                                1,200,000
                                                         ---------
                                                       $13,900,000
                                                       ===========

   Additionally, the Company leases certain equipment under cancelable operating leases. The total rental expense under all equipment and office space operating leases was approximately $2,700,000, $3,500,000 and $3,600,000 in 1997, 1996 and
1995, respectively.

   During 1995, the Company attempted to sublease additional office space at below market rates and recorded expense of $266,000 for the anticipated rate differential. During 1996, the Company was able to terminate its lease for the office space it was attempting to sublease and reversed this reserve plus additional amounts recorded as expense in 1994 (totaling $351,000).

   In 1992, the Company entered into a five-year non-compete agreement with a former officer who is also a common stockholder and a Series A Preferred stockholder pursuant to which the Company paid the former officer $22,917 per month from May 1992 through January 1993 and $20,000 per month from February 1993 through April 1997. In addition, the former officer received $50,000 per year from May 1992 through January 1993 and $15,000 per year from February 1993 through April 1997 for services rendered as a member of the Board.

NOTE 12-- SUBSEQUENT EVENTS

During January 1998, the Company entered into a lease for new office space for the Company's headquarters facility, and concurrently subleased the Company's existing headquarters facility at terms which are comparable to those contained within the Company's existing lease. The Company expects to occupy the new facility by mid-1999 and will turn its existing premises over to the sublessee at that time. The lease for the new facility has a twelve year term.

NOTE 13 - UNAUDITED QUARTERLY RESULTS

   The following table sets forth unaudited consolidated statements of operations data for each of the eight quarters ended December 31, 1997:

                                                                   THREE MONTHS ENDED
                          ------------------------------------------------------------------------------------------------------
                           MAR 31,    JUN 30,      SEP 30,     DEC 31,       MAR 31,       JUN 30,     SEP 30,      DEC 31,
                            1996       1996         1996        1996          1997          1997        1997          1997
                          ------------------------------------------------------------------------------------------------------
                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues
    License revenues      $  1,847   $ 2,909       $2,768     $  3,744       $3,513        $3,319     $  3,717    $ 6,232
    Service revenues         6,201     6,324        6,151        6,612        6,482         6,641        6,705      6,753
                          --------   -------       ------     --------       ------        ------     --------     ------
        Total revenues       8,048     9,233        8,919       10,356        9,995         9,960       10,422     12,985
Cost of revenues             2,432     2,364        2,219        1,898        1,422         1,485        1,425      1,552
                          --------   -------       ------     --------       ------        ------     --------   --------
    Gross profit             5,616     6,869        6,700        8,458        8,573         8,475        8,997     11,433
                          --------   -------       ------     --------       ------        ------     --------    -------
Operating expenses
    Sales and marketing      2,680     2,995        2,847        3,149        3,366         3,373        3,536      4,035
    Product research
       and development       3,729     3,811        3,233        3,151        3,231         3,457        3,391      3,399
    General and
       administrative        1,492       816        1,193        1,275        1,398         1,500        1,072      1,288
                          --------   -------       ------     --------       ------        ------     --------   --------
        Total operating
          expenses           7,901     7,622        7,273        7,575        7,995         8,330        7,999      8,722
                          --------   -------       ------     --------       ------        ------     --------   --------
Operating (loss) income     (2,285)     (753)        (573)         883          578           145          998      2,711
Net interest and
  other income                 395       139           62          117           18           138          161        184
                          --------   -------       ------     --------       ------        ------     --------   --------

(Loss) income before
  income taxes              (1,890)     (614)        (511)       1,000          596           283        1,159      2,895

(Benefit from)
  provision for income
  taxes                       (701)     (228)        (189)         305          239           113          464      1,112
                          --------   -------       ------     --------       ------        ------     --------   --------
Net (loss) income         $ (1,189)  $  (386)      $ (322)    $    695       $  357        $  170     $    695    $ 1,783
                          ========   =======       ======     ========       ======        ======     ========    =======

Historical (loss)
  income per share
    Basic                   $(0.17)   $(0.06)      $(0.05)       $0.09        $0.04        $(0.14)       $0.07      $0.19
    Diluted                 $(0.17)   $(0.06)      $(0.05)       $0.08        $0.04        $(0.14)       $0.07      $0.16

Pro forma (loss) income
  per share
    Basic                   $(0.13)   $(0.04)      $(0.04)       $0.08        $0.04         $0.02        $0.08      $0.18
    Diluted                 $(0.13)   $(0.04)      $(0.04)       $0.07        $0.04         $0.02        $0.07      $0.16


   ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


     None.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

   The information with respect to directors required by this item is incorporated by reference from the Company's 1998 Proxy Statement to be filed with the Securities and Exchange Commission by April 30, 1998.

   The information with respect to officers required by this item is included at the end of Part I of this document under the heading "Executive Officers of the Company."

ITEM 11.  EXECUTIVE COMPENSATION.

   The information required by this item is incorporated by reference from the Company's 1998 Proxy Statement to be filed with the Securities and Exchange Commission by April 30, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   The information required by this item is incorporated by reference from the Company's 1998 Proxy Statement to be filed with the Securities and Exchange Commission by April 30, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   The information required by this item is incorporated by reference from the Company's 1998 Proxy Statement to be filed with the Securities and Exchange Commission by April 30, 1998.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)  Listed below are the documents filed as a part of this report:

          1.    Financial Statements and the Independent Auditors' Reports:

                  Report of Independent Accountants
                  Consolidated Balance Sheets
                  Consolidated Statements of Operations
                  Consolidated Statements of Changes in Stockholders'
                    Equity (Deficit)
                  Consolidated Statement of Cash Flows
                  Notes to Consolidated Financial Statements

         2.    Financial Statement Schedules:

                           Schedule II -- Valuation and Qualifying Accounts

         3.    Exhibits:

                3.1 Articles of Incorporation (incorporated by reference to Exhibit 3.1 forming a part of the Company's registration statement on Form S-1 (File No. 333-35629) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended.)

                3.2 Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 forming a part of the Company's registration statement on Form S-1 (File No. 333-35629) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended.)

                4.1     Reference is made to Exhibits 3.1 and 3.2

                4.2 Specimen certificate of Common Stock (incorporated by reference to Exhibit 4.2 forming a part of the Company's registration statement on Form S-1 (File No. 333-35629) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended.)

                10.1 Employment agreement between the Company and Ralph E. Alexander dated April 9, 1997 (incorporated by reference to Exhibit 10.1 forming a part of the Company's registration statement on Form S-1 (File No. 333-35629) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended.)

                10.2    1989 Stock Incentive Plan (incorporated by reference to
                        Exhibit 10.2 forming a part of the Company's registration statement on Form S-1 (File No. 333-35629) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended.)

                10.3 1991 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 forming a part of the Company's registration statement on Form S-1 (File No. 333-35629) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended.)

                10.4 1992 Executive Stock Incentive Plan (incorporated by reference to Exhibit 10.4 forming a part of the Company's registration statement on Form S-1 (File No. 333-35629) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended.)

                10.5    1994 Stock Incentive Plan (incorporated by reference to
                        Exhibit 10.5 forming a part of the Company's registration statement on Form S-1 (File No. 333-35629) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended.)

                10.6 1996 Advisory Board and directors Stock Incentive Plan (incorporated by reference to Exhibit 10.6 forming a part of the Company's registration statement on Form S-1 (File No. 333-35629) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended.)

                22.1 Subsidiaries of the Company (incorporated by reference to Exhibit 22.1 forming a part of the Company's registration statement on Form S-1 (File No. 333-35629) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended.)

                23.1    Consent of Price Waterhouse LLP

                27.1    Financial Data Schedule

                27.2 Restated Financial Data Schedule (restating Exhibit 27 to the Company's registration statement on Form S-1 (File No. 333-35629) filed with the Securities and Exchange Commission on September 15, 1997.)

                27.3 Restated Financial Data Schedule (restating Exhibit 27 to Amendment No. 1 to the Company's registration statement on Form S-1 (File No. 333-35629) filed with the Securities and Exchange Commission on October
                        23, 1997.)

     (b)  Reports on Form 8-K:

                       None.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    LANDMARK SYSTEMS CORPORATION



Date:  March 30, 1998               By:    /s/ KATHERINE K. CLARK
                                         --------------------------------
                                           Katherine K. Clark
                                           Chief Executive Officer and Director
                                           (Duly Authorized Officer)




        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 1998.


                     Signature                                                  Title
                     ---------                                                  -----

      /s/ PATRICK H. MCGETTIGAN                           Chairman of the Board
    ---------------------------------------------
               Patrick H. McGettigan

      /s/ KATHERINE K. CLARK                              Chief Executive Officer and Director
    ---------------------------------------------         (Principal Executive Officer)
                 Katherine K. Clark

      /s/ RALPH E. ALEXANDER                              President, Chief Operating Officer, Chief
    ---------------------------------------------         Financial Officer, Secretary, Treasurer and
                 Ralph E. Alexander                       Director (Principal Financial Officer)


      /s/ HENRY D. BARRATT, JR.                           Director
    ---------------------------------------------
               Henry D. Barratt, Jr.


      /s/ JEFFREY H. BERGMAN                              Director
    ---------------------------------------------
                 Jeffrey H. Bergman

      /s/ T. EUGENE BLANCHARD                             Director
    ---------------------------------------------
                T. Eugene Blanchard


      /s/ PATRICK W. GROSS                                Director
    ---------------------------------------------
                  Patrick W. Gross

      /s/ LESLIE J. COLLINS                               Vice President, Finance
    ---------------------------------------------         (Principal Accounting Officer)


                          LANDMARK SYSTEMS CORPORATION
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997


                  COL. A                         COL. B          COL. C          COL. D              COL. E
                  ------                         ------          ------          ------              ------

                                               BALANCE AT
                                              BEGINNING OF     CHARGED TO                          BALANCE AT
DESCRIPTION                                      PERIOD        OPERATIONS      DEDUCTIONS         END OF PERIOD
-----------                                      ------        ----------      ----------         -------------

Year Ended December 31, 1995
  Allowance for uncollectible accounts          $613,816        $761,425       $(650,902)    (A)     $724,339
  Deferred tax asset valuation allowance        $     --        $690,885       $      --             $690,885

Year Ended December 31, 1996
  Allowance for uncollectible accounts          $724,339        $303,913       $(646,208)    (A)     $382,044
  Deferred tax asset valuation allowance        $690,885        $     --       $(280,885)    (B)     $410,000

Year Ended December 31, 1997
  Allowance for uncollectible accounts          $382,044        $775,623       $(536,968)    (A)     $620,699
  Deferred tax asset valuation allowance        $410,000        $ 44,000       $      --             $454,000



(A)      Uncollectible accounts written off
(B)      Reduction in the tax valuation allowance

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                                 EXHIBITS
------                                 --------

23.1      Consent of Price Waterhouse LLP

27.1      Financial Data Schedule

27.2      Restated Financial Data Schedule (#1)

27.3      Restated Financial Data Schedule (#2)