Form 10-Q
period 1998-03-31
LANDMARK SYSTEMS CORP
filed 1998-05-14
CIK 854418

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                      For the quarter ended March 31, 1998
                         Commission File Number 0-23373


                          LANDMARK SYSTEMS CORPORATION
             (Exact name of registrant as specified in its charter)



          VIRGINIA                                       54-1221302
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

8000 TOWERS CRESCENT DRIVE, VIENNA, VA                      22182
(Address of principal executive offices)                 (Zip Code)


                                  703-902-8000
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES     X          NO
     --------        ---------

Number of shares outstanding of the issuer's classes of common stock as of May 7, 1998:

                    Class                        Number of Shares Outstanding
     --------------------------------------      ----------------------------
     Common Stock, par value $.01 per share                11,402,538

                          LANDMARK SYSTEMS CORPORATION

                          QUARTER ENDED MARCH 31, 1998

                                     INDEX


                                                                                                                      PAGE
PART I.          FINANCIAL INFORMATION

Item 1.          Financial Statements

                 Consolidated Balance Sheets as of March 31, 1998 (unaudited) and December 31, 1997 . . . . . . .     3

                 Consolidated Statements of Operations for the three months ended March 31, 1998
                 (unaudited) and March 31, 1997 (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . .     4

                 Consolidated Statements of Cash Flows for the three months ended March 31, 1998
                 (unaudited) and March 31, 1997 (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . .     5

                 Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . .     6-8

Item 2.          Management's Discussion and Analysis of Financial Condition and
                 Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8-10

Item 3.          Quantitative and Qualitative Disclosures About
                 Market Risk  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     11

PART II.         OTHER INFORMATION

Item 1.          Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     11

Item 2.          Changes in Securities and Use of Proceeds  . . . . . . . . . . . . . . . . . . . . . . . . . . .     11

Item 3.          Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     11

Item 4.          Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . . .     11

Item 5.          Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     11

Item 6.          Exhibits and Reports on Form 8-K.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     11-12

SIGNATURES        . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     13

                          LANDMARK SYSTEMS CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                          March 31, 1998          December 31, 1997
                                                                          --------------          -----------------
                                                                           (unaudited)
 ASSETS
 Current assets
     Cash and cash equivalents                                               $19,368,969               $17,242,681
     Accounts receivable, net of allowance for
         doubtful accounts of $624,000 and $621,000                            7,706,489                10,354,747
     Unbilled accounts receivable                                              4,340,806                 4,657,659
     Deferred income taxes, net                                                1,252,407                 1,264,501
     Income taxes receivable                                                     419,703                     2,080
     Other current assets                                                        763,392                   240,564
                                                                             -----------                ----------
          Total current assets                                                33,851,766                33,762,232
 Unbilled accounts receivable                                                  5,128,554                 4,786,569
 Fixed assets, net                                                             3,466,498                 3,249,241
 Capitalized software costs, net                                                 160,149                   400,373
 Deferred income taxes, net                                                    1,047,903                   946,517
 Intangible assets, net                                                        1,078,000                 1,232,000
 Other assets                                                                    102,281                   131,332
                                                                              ----------                ----------
                                                                             $44,835,151               $44,508,264
                                                                              ==========                ==========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities
     Accounts payable                                                        $ 1,382,954               $   709,653
     Accrued expenses and other current liabilities                            2,312,371                 3,149,437
     Deferred revenue                                                         16,469,012                17,276,345
     Income taxes payable                                                        272,162                   868,126
     Debt due within one year                                                    460,772                   540,771
                                                                              ----------                ----------
          Total current liabilities                                           20,897,271                22,544,332
 Long-term debt                                                                    -                        50,725
 Deferred revenue -- noncurrent                                                3,538,226                 3,115,495
 Other liabilities                                                               397,777                   419,528
                                                                              ----------                ----------
          Total liabilities                                                   24,833,274                26,130,080
                                                                              ----------                ----------
 Commitments

 Stockholders' equity
     Common stock, $0.01 par value, 30,000,000                                   113,589                   112,133
         shares authorized, 11,358,901, and 11,213,331
         issued and outstanding
     Additional paid-in capital                                               24,194,787                23,413,955
     Accumulated deficit                                                      (4,399,033)               (5,240,647)
     Foreign currency translation                                                 92,534                    92,743
                                                                              ----------                ----------
          Total stockholders' equity                                          20,001,877                18,378,184
                                                                              ----------                ----------
                                                                             $44,835,151               $44,508,264
                                                                              ==========                ==========



See accompanying notes to consolidated financial statements.

                          LANDMARK SYSTEMS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                Three Months Ended March 31,
                                                                                ----------------------------
                                                                                    1998                      1997
                                                                                    ----                      ----
 Revenues
     License revenues                                                        $ 3,565,287                $3,513,144
     Service revenues                                                          6,977,635                 6,482,374
                                                                              ----------                 ---------
          Total revenues                                                      10,542,922                 9,995,518
                                                                              ----------                 ---------
 Cost of revenues
     Cost of license revenues                                                    490,523                   639,934
     Cost of service revenues                                                    916,526                   782,100
                                                                              ----------                 ---------
          Total cost of revenues                                               1,407,049                 1,422,034
                                                                              ----------                 ---------
 Gross profit                                                                  9,135,873                 8,573,484
                                                                              ----------                 ---------
 Operating expenses
     Sales and marketing                                                       3,473,607                 3,365,609
     Product research and development                                          3,599,519                 3,231,285
     General and administrative                                                1,139,640                 1,398,438
                                                                              ----------                 ---------
          Total operating expenses                                             8,212,766                 7,995,332
                                                                              ----------                 ---------
 Operating income                                                                923,107                   578,153
      Interest and other income                                                  455,357                   178,190
      Interest expense                                                           (15,527)                 (160,314)
                                                                              ----------                 ---------
 Income before income taxes                                                    1,362,937                   596,029
       Provision for income taxes                                                521,323                   238,690
                                                                              ----------                 ---------
 Net income                                                                      841,614                   357,339
       Accretion and dividends on preferred stock                                  -                        48,028
                                                                              ----------                 ---------
 Net income available to common stockholders                                 $   841,614                $  309,311
                                                                              ==========                 =========

 Historical income per share
     Basic                                                                        $0.07                     $0.04
     Diluted                                                                      $0.07                     $0.04

 Pro forma income per share
     Basic                                                                                                  $0.04
     Diluted                                                                                                $0.04



See accompanying notes to consolidated financial statements.

                          LANDMARK SYSTEMS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                  Three Months Ended March 31,
                                                                                  ----------------------------
                                                                                      1998                     1997
                                                                                      ----                     ----
 Cash flows from operating activities
     Net income                                                                $   841,614              $   357,339
     Adjustments to reconcile net income to net
         cash provided by operating activities
     Depreciation and amortization                                                 705,713                  766,639
     Provision for losses on accounts receivable                                    22,619                  139,594
     Stock compensation expense                                                      -                       94,899
     Decrease in accounts receivable                                             2,625,639                1,256,835
     (Increase) decrease in deferred income taxes                                  (89,292)                 138,470
     (Increase) decrease in income taxes receivable                               (150,345)                   2,056
     Increase in unbilled accounts receivable                                      (25,132)                (755,063)
     Decrease in accounts payable and accrued
         expenses                                                                 (163,765)                (649,698)
     Decrease in income taxes payable                                             (595,964)                  (9,453)
     (Increase) decrease in deferred revenue                                      (384,602)                  86,310
     Increase in other, net                                                       (515,528)                (224,886)
                                                                                ----------               ----------
         Net cash provided by operating activities                               2,270,957                1,203,042
                                                                                ----------               ----------
 Cash flows from investing activities
     Capital expenditures                                                         (528,746)                (448,205)
                                                                                ----------               ----------
         Net cash used in investing activities                                    (528,746)                (448,205)
                                                                                ----------               ----------
 Cash flows from financing activities
     Principal payments on loans                                                  (130,724)                (119,598)
     Payments on line of credit                                                      -                   (1,000,000)
     Issuance of common stock pursuant to exercise
         of stock options                                                          515,010                   22,952
     Issuance of common stock pursuant to 1991
         Employee Stock Purchase Plan                                                -                      267,762
     Repurchases of common stock                                                     -                      (13,032)
     Issuance of Series B Preferred Stock                                            -                    1,960,000
     Payment of Series A Preferred Stock dividends                                   -                      (38,250)
                                                                                ----------               ----------
         Net cash provided by financing activities                                 384,286                1,079,834
                                                                                ----------               ----------

 Effect of exchange rate changes on cash                                              (209)                   1,848
                                                                                ----------               ----------
 Net increase in cash and cash equivalents                                       2,126,288                1,836,519
 Cash and cash equivalents, beginning of period                                 17,242,681                  339,073
                                                                                ----------               ----------
 Cash and cash equivalents, end of period                                      $19,368,969              $ 2,175,592
                                                                                ==========               ==========


See accompanying notes to consolidated financial statements.

                          LANDMARK SYSTEMS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -- Basis of Presentation

   The accompanying unaudited interim consolidated financial statements of Landmark Systems Corporation and its subsidiaries (collectively, the "Company") reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented in conformity with generally accepted accounting principles for interim financial information. Such adjustments are of a normal recurring nature. Intercompany balances and transactions have been eliminated in consolidation.

   The Company's interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1997, as filed with the Securities and Exchange Commission on Form 10-K.

Note 2 -- Software Revenue Recognition

   Effective January 1, 1998, the Company adopted, on a prospective basis, the provisions of Statement of Position ("SOP") 97-2, "Software Revenue Recognition," which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2" which defers by one year the implementation date for a provision of SOP 97-2. The adoption of SOP 97-2 did not have a material impact on the Company's consolidated financial statements, subject to the provision deferred by SOP 98-4. The Company is evaluating the impact, if any, of SOP 98-4 on its consolidated financial statements.

Note 3 -- Earnings Per Share

   The Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share," for its financial statements for the year ended December 31, 1997. The following reconciliation of the numerators and denominators is provided for historical basic and diluted net income per share for the three months ended March 31, 1998 and 1997. Basic net income per share is computed by dividing the net income available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per share is computed by additionally reflecting the potential dilution that could occur, using the treasury stock method, if warrants and options to acquire common stock were exercised or resulted in the issuance of common stock which participates in the earnings of the Company.

                          LANDMARK SYSTEMS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Income               Shares             Per-Share
                                                                         (Numerator)        (Denominator)           Amount
                                                                         -----------        -------------          ---------
 For the three months ended March 31, 1998
     Historical basic EPS
       Net income                                                          $841,614            11,274,648              $0.07
                                                                                                                        ====
     Effect of dilutive securities
       Common stock options and warrants                                      -                   994,450
                                                                            -------            ----------
     Historical diluted EPS                                                $841,614            12,269,098              $0.07
                                                                            =======            ==========               ====

 For the three months ended March 31, 1997
     Net income                                                            $357,339
       Less: Series A Preferred Stock dividends                             (38,250)
       Less: Series B Preferred Stock accretion                              (9,778)
                                                                            -------
     Historical basic EPS
       Net income available to common
            shareholders                                                   $309,311             7,417,480              $0.04
                                                                                                                        ====
     Effect of dilutive securities
       Series A convertible Preferred Stock                                  38,250             1,435,936
       Common stock options and warrants                                      -                   295,238
                                                                            -------             ---------
     Historical diluted EPS                                                $347,561             9,148,654              $0.04
                                                                            =======             =========               ====

   In light of the changes in the capital structure of the Company which took effect at the time of the Company's initial public offering and in accordance with Staff Accounting Bulletin No. 98, the Company calculated basic and diluted net income per share on a pro forma basis for the three months ended March 31, 1997 assuming (i) conversion of the Series A Preferred Stock into 833,785 shares of the Company's common stock, (ii) conversion of the Series B Preferred Stock into 592,793 shares of the Company's common stock, and (iii) lapse of the rights to require repurchase by holders of certain redeemable common stock instruments, all as of the beginning of the period. Pro forma disclosure is not required for the three months ended March 31, 1998. The following reconciliation of the numerator and denominator is provided for pro forma basic and diluted net income for the three months ended March 31, 1997.

                                                                          Income              Shares             Per-Share
                                                                       (Numerator)         (Denominator)          Amount
                                                                       -----------         -------------         ---------
For the three months ended March 31, 1997
  Net income                                                              $357,339             7,366,083
  Assumed conversion of Series A Preferred Stock
    at the beginning of the period                                           -                   833,785
  Assumed conversion of Series B Preferred Stock
    at the beginning of the period                                           -                   592,793
  Assumed conversion of redeemable common stock
    instruments at the beginning of the period                               -                   273,890
                                                                           -------             ---------
  Pro forma basic EPS                                                     $357,339             9,066,551             $0.04
                                                                                                                      ====
  Effect of dilutive securities
    Common stock options and warrants                                        -                   292,219
                                                                           -------             ---------
  Pro forma diluted EPS                                                   $357,339             9,358,770             $0.04
                                                                           =======             =========              ====

                          LANDMARK SYSTEMS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 -- Comprehensive Income

   Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. Annual financial statements for prior periods will be reclassified, as required. Total comprehensive income for the three months ended March 31, 1998 and 1997 was $841,482 and $358,510, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

   The following table sets forth the Company's Consolidated Statements of Operations expressed as percentages of total revenues for the periods indicated:

                                                                              Three Months Ended March 31,
                                                                              ----------------------------
                                                                                  1998                    1997
                                                                                  ----                    ----
Revenues
    License revenues                                                             33.8%                    35.1%
    Service revenues                                                             66.2                     64.9
                                                                                ------                   ------
        Total revenues                                                          100.0                    100.0
                                                                                ------                   ------
Cost of revenues
    Cost of license revenues                                                      4.6                      6.4
    Cost of service revenues                                                      8.7                      7.8
                                                                                ------                   ------
        Total cost of revenues                                                   13.3                     14.2
                                                                                ------                   ------
Gross profit                                                                     86.7                     85.8
                                                                                ------                   ------
Operating expenses
    Sales and marketing                                                          33.0                     33.7
    Product research and development                                             34.1                     32.3
    General and administrative                                                   10.8                     14.0
                                                                                ------                   ------
        Total operating expenses                                                 77.9                     80.0
                                                                                ------                   ------
Operating income                                                                  8.8                      5.8
    Net interest and other income                                                 4.1                      0.2
                                                                                ------                   ------
Income before income taxes                                                       12.9                      6.0
    Provision for income taxes                                                    4.9                      2.4
                                                                                ------                   ------
Net income                                                                        8.0%                     3.6%
                                                                                ======                   ======

   Total revenues. Total revenues increased 5.5% from $10.0 million for the three months ended March 31, 1997, to $10.5 million for the three months ended March 31, 1998.

   License revenues. License revenues increased 1.5% from $3.5 million for the three months ended March 31, 1997, to $3.6 million for the three months ended March 31, 1998. Increases in license revenues from North America were partially offset by decreases in license revenues from international territories, in particular in Japan and other Pacific Rim territories.

   Service revenues. Service revenues increased 7.6% from $6.5 million for the three months ended March 31, 1997, to $7.0 million for the three months ended March 31, 1998. Service revenues were favorably impacted by customer maintenance renewals, the volume of prior year's license sales and the effects of increases in the Company's maintenance prices.

   Cost of license revenues. Cost of license revenues includes amortization of capitalized software costs, product royalties, materials and packaging expenses. Costs of license revenues were $640,000 and $490,000 for the three months ended March 31, 1997 and 1998, respectively, representing 18.2% and 13.8% of license revenues in such periods. The reduction in costs from 1997 to 1998 is primarily the result of a decrease in amortization of capitalized software costs.

   Cost of service revenues. Cost of service revenues consists of personnel and related costs for customer support, training and consulting services. Costs of service revenues were $780,000 and $920,000 for the three months ended March 31, 1997 and 1998, respectively, representing 12.1% and 13.1% of service revenues in such periods. The increase in costs from 1997 to 1998 is a result of increased personnel costs within the Company's North American and international customer support organizations.

   Sales and marketing. Sales and marketing includes personnel and related costs for the Company's direct sales organization, marketing staff and promotional expenses. Sales and marketing expenses were $3.4 million and $3.5 million for the three months ended March 31, 1997 and 1998, respectively, representing 33.7% and 33.0% of total revenues in such periods. Increased marketing and promotional expenses were offset, in part, by decreased commission expenses to the Company's direct sales forces.

   Product research and development. Product research and development includes personnel and related costs for the Company's development staff. Product research and development expenses were $3.2 million and $3.6 million for the three months ended March 31, 1997 and 1998, respectively, representing 32.3% and 34.1% of total revenues in such periods. The increase in product research and development expenses from 1997 to 1998 reflects increased investments in both mainframe and client/server products. The Company did not capitalize any software development costs for the three months ended March 31, 1997 and 1998.

   General and administrative. General and administrative includes salaries and related costs of administration, finance and management personnel, as well as legal and accounting fees. General and administrative expenses were $1.4 million and $1.1 million for the three months ended March 31, 1997 and 1998, respectively, representing 14.0% and 10.8% of total revenues in such periods. The decrease in general and administrative expenses from 1997 to 1998 is a result of the Company's cost control efforts including reductions in general management and legal expenses, and the recording in 1997 of amounts for stock option compensation and bad debt expense.

   Net interest and other income. Net interest and other income includes interest recorded on installment receivables, interest income earned by the Company on its excess cash balances, interest expense incurred on term and revolving credit facilities, and exchange gains (losses) incurred by the Company on foreign exchange transactions. Net interest and other income totaled $18,000 and $440,000 for the three months ended March 31, 1997 and 1998, respectively. The increase from 1997 to 1998 reflects higher levels of interest income earned by the Company on its excess cash balances, which include the proceeds of the Company's 1997 initial public offering, and lower levels of interest expense following repayment of the outstanding balance on the Company's revolving line of credit during 1997.

   Provision for income taxes. The Company's effective rates were 40.0% and 38.3% for the three months ended March 31, 1997 and 1998, respectively, which approximate the federal and state statutory income tax rates.

LIQUIDITY AND CAPITAL RESOURCES

   In March and April 1997, the Company obtained $2.5 million in outside equity through the issuance of shares of Series B Preferred Stock. In addition, the Company repaid in full the $1.0 million outstanding balance on its revolving credit facilities. In November 1997, the Company raised capital of $12.0 million through an initial public offering of its common stock. As of March 31, 1998, the Company had cash and cash equivalents totaling $19.4 million.

   As a result of significant non-cash expenses, such as depreciation and amortization, and the advanced billing and collection of annual maintenance fees, the Company has generated operating cash flow significantly in excess of its net income. The Company generated cash flow from operations of $1.2 million and $2.3 million for the three months ended March 31, 1997 and 1998, respectively, on net income of $357,000 and $842,000 during the same periods.

   The Company's investing activities include expenditures for fixed assets in support of the Company's product development activities and infrastructure, and for capitalized software costs. During the three months ended March 31, 1997 and 1998, the Company invested $448,000 and $529,000, respectively, in fixed assets.

   As of March 31, 1998, the Company had an outstanding balance of $461,000 under a term loan, secured by fixed assets, which originated in 1995, with interest at an annual rate of 9% payable monthly with principal due in monthly installments of $47,700 from February 1996 through January 1999. No financial covenants currently govern the outstanding term loan.

   The Company believes that cash on hand at March 31, 1998 and cash flow generated from operations will provide sufficient liquidity to meet its needs for at least the next twelve months. To the extent the Company makes acquisitions of other companies, products or technologies, the Company may use working capital, sell additional equity or debt securities or use credit facilities.

NEW ACCOUNTING PRONOUNCEMENTS

   In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement became effective for the Company's 1998 annual financial statements. The Company is evaluating this statement to determine the impact on its reporting and disclosure requirements.

   In February 1998, the AICPA issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" which becomes effective for the Company's 1999 financial statements. The Company is evaluating the SOP to determine the impact on the Company's consolidated financial statements.

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

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

   Certain statements made in this Form 10-Q are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the timing of revenues, the timing of product releases and shipments, rapid technological change, the demand for products and services for mainframe-based systems, the acceptance of the Company's client/server based products, the timing and amount of capital expenditures, the ability to identify and consummate suitable acquisitions and investments, and other risks detailed herein and in the Company's other Securities and Exchange Commission filings, including the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.

              Not applicable.

                              PART II -- OTHER INFORMATION

Item 1.       Legal Proceedings

              None

Item 2.       Changes in Securities and Use of Proceeds

      (c) From January 1, 1998 to March 31, 1998, the Company issued and sold unregistered securities in an aggregate of 90,525 shares of Common Stock to three former employees for an aggregate cash consideration of $306,192 pursuant to the exercise of stock options granted under special option arrangements.

              No underwriters were involved in the foregoing transactions. The issuances were deemed exempt from registration under the Securities Act in reliance on Rule 701. The special options were granted pursuant to written compensatory arrangements made prior to the Company's initial public offering.

      (d) The net proceeds to the Company from the initial public offering were approximately $12 million and have been deposited by the Company in a money market fund investing solely in short-term U.S. government obligations.

Item 3.      Defaults Upon Senior Securities

             None

Item 4.      Submission of Matters to a Vote of Security Holders

             None

Item 5.      Other Information

             None

Item 6.      Exhibits and Reports of Form 8-K

      (a)    Exhibits

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

             27.1     Financial Data Schedule

     (b)     Reports on Form 8-K

             The Company did not file any reports on Form 8-K during the first quarter of 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           LANDMARK SYSTEMS CORPORATION

Date:    May 14, 1998                              By:      /s/ Ralph E. Alexander
                                                   -----------------------------
                                                   Ralph E. Alexander
                                                   President, Chief Operating Officer, Chief Financial Officer
                                                   (Duly Authorized Officer and Principal Financial Officer)

Date:    May 14, 1998                              By:      /s/ Leslie J. Collins
                                                   ----------------------------
                                                   Leslie J. Collins
                                                   Vice President, Finance
                                                   (Chief Accounting Officer)

                                 EXHIBITS INDEX

Exhibit No.               Description
-----------               ------------
27.1                      Financial Data Schedule