Form 10-Q
period 1998-06-30
LANDMARK SYSTEMS CORP
filed 1998-08-12
CIK 854418

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                       For the quarter ended June 30, 1998
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

YES     X          NO
     --------        ---------


Number of shares outstanding of the issuer's classes of common stock as of August 3, 1998:

                    Class                        Number of Shares Outstanding
     --------------------------------------      ----------------------------
     Common Stock, par value $.01 per share                11,577,449

                          LANDMARK SYSTEMS CORPORATION

                           QUARTER ENDED JUNE 30, 1998

                                      INDEX


                                                                                                     PAGE
PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

             Consolidated Balance Sheets as of June 30, 1998 (unaudited) and December 31,
             1997.................................................................................... 3

             Consolidated Statements of Operations for the three and six months ended June
             30, 1998 and 1997 (unaudited)........................................................... 4

             Consolidated Statements of Cash Flows for the six months ended June 30, 1998 and 1997 (unaudited).................................................................... 5

             Notes to Consolidated Financial Statements.............................................. 6-9

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of
             Operations.............................................................................. 9-12

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.............................. 12

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings....................................................................... 12

Item 2.      Changes in Securities and Use of Proceeds............................................... 12

Item 3.      Defaults Upon Senior Securities......................................................... 12

Item 4.      Submission of Matters to a Vote of Security Holders..................................... 13

Item 5.      Other Information....................................................................... 13

Item 6.      Exhibits and Reports on Form 8-K........................................................ 13-14

SIGNATURES   ........................................................................................ 15

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          LANDMARK SYSTEMS CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                             June 30, 1998           December 31, 1997
                                                                            --------------           -----------------
                                                                              (unaudited)
ASSETS
Current assets
    Cash and cash equivalents                                                   $17,865,992                $17,242,681
    Accounts receivable, net of allowance for
      doubtful accounts of $973,000 and $621,000                                 10,017,155                 10,354,747
    Unbilled accounts receivable                                                  5,474,586                  4,657,659
    Deferred income taxes, net                                                    1,621,856                  1,264,501
    Income taxes receivable                                                           2,080                      2,080
    Other current assets                                                            721,821                    240,564
                                                                                 ----------                 ----------
       Total current assets                                                      35,703,490                 33,762,232
Unbilled accounts receivable                                                      6,500,668                  4,786,569
Fixed assets, net                                                                 3,654,731                  3,249,241
Capitalized software costs, net                                                       -                        400,373
Deferred income taxes, net                                                          997,098                    946,517
Intangible assets, net                                                              924,000                  1,232,000
Other assets                                                                        263,097                    131,332
                                                                                 ----------                 ----------
                                                                                $48,043,084                $44,508,264
                                                                                 ==========                 ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable                                                            $   982,317                $   709,653
    Accrued expenses and other current liabilities                                2,850,042                  3,149,437
    Deferred revenue                                                             16,510,189                 17,276,345
    Income taxes payable                                                            572,614                    868,126
    Debt due within one year                                                        327,046                    540,771
                                                                                 ----------                 ----------
       Total current liabilities                                                 21,242,208                 22,544,332
Long-term debt                                                                        -                         50,725
Deferred revenue - noncurrent                                                     4,767,562                  3,115,495
Other liabilities                                                                   376,026                    419,528
                                                                                 ----------                 ----------
       Total liabilities                                                         26,385,796                 26,130,080
                                                                                 ----------                 ----------
Commitments

Stockholders' equity
    Common stock, $0.01 par value, 30,000,000
       shares authorized, 11,448,931 and 11,213,331
       issued and outstanding                                                       114,489                    112,133
    Additional paid-in capital                                                   24,632,210                 23,413,955
    Accumulated deficit                                                          (3,179,434)                (5,240,647)
    Accumulated other comprehensive income                                           90,023                     92,743
                                                                                 ----------                 ----------
       Total stockholders' equity                                                21,657,288                 18,378,184
                                                                                 ----------                 ----------
                                                                                $48,043,084                $44,508,264
                                                                                 ==========                 ==========



See accompanying notes to consolidated financial statements.

                          LANDMARK SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                       Three Months Ended June 30,                   Six Months Ended June 30,
                                                       ---------------------------                  --------------------------
                                                           1998                   1997                   1998                  1997
                                                           ----                   ----                   ----                  ----
Revenues
    License revenues                                $ 5,849,463            $ 3,318,522            $ 9,414,750           $ 6,831,666
    Service revenues                                  6,724,090              6,640,833             13,701,725            13,123,207
                                                     ----------              ---------             ----------            ----------
       Total revenues                                12,573,553              9,959,355             23,116,475            19,954,873
                                                     ----------              ---------             ----------            ----------
Cost of revenues
    Cost of license revenues                            598,774                652,344              1,089,297             1,292,278
    Cost of service revenues                            903,842                832,435              1,820,368             1,614,535
                                                     ----------              ---------             ----------            ----------
       Total cost of revenues                         1,502,616              1,484,779              2,909,665             2,906,813
                                                     ----------              ---------             ----------            ----------
    Gross profit                                     11,070,937              8,474,576             20,206,810            17,048,060
                                                     ----------              ---------             ----------            ----------
Operating expenses
    Sales and marketing                               4,195,701              3,373,678              7,669,308             6,739,287
    Product research and
      development                                     3,946,198              3,456,696              7,545,717             6,687,981
    General and administrative                        1,397,436              1,499,035              2,537,076             2,897,473
                                                     ----------              ---------             ----------            ----------
       Total operating expenses                       9,539,335              8,329,409             17,752,101            16,324,741
                                                     ----------              ---------             ----------            ----------
Operating income                                      1,531,602                145,167              2,454,709               723,319
    Interest and other income                           454,513                174,096                909,870               352,286
    Interest expense                                    (11,056)               (36,093)               (26,583)             (196,407)
                                                     ----------              ---------             ----------            ----------
Income before income taxes                            1,975,059                283,170              3,337,996               879,198
    Provision for income taxes                          755,460                113,265              1,276,783               351,955
                                                     ----------              ---------             ----------            ----------
Net income                                            1,219,599                169,905              2,061,213               527,243
    Accretion and dividends on
      preferred stock                                     -                  1,219,564                  -                 1,267,592
                                                     ----------              ---------             ----------            ----------
Net income available to common
      stockholders                                  $ 1,219,599            $(1,049,659)           $ 2,061,213           $  (740,349)
                                                     ==========              =========             ==========            ==========

Historical income per share
    Basic                                                 $0.11                 $(0.14)                 $0.18                $(0.10)
    Diluted                                               $0.10                 $(0.14)                 $0.17                $(0.10)

Pro forma income per share
    Basic                                                                        $0.02                                        $0.06
    Diluted                                                                      $0.02                                        $0.05

See accompanying notes to consolidated financial statements.

                         LANDMARK SYSTEMS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                       Six Months Ended June 30,
                                                                                      --------------------------
                                                                                         1998                     1997
                                                                                         ----                     ----
Cash flows from operating activities
    Net income                                                                    $ 2,061,213               $  527,243
    Adjustments to reconcile net income to net
          cash provided by operating activities
       Depreciation and amortization                                                1,386,496                1,549,819
       Provision for losses on accounts receivable                                    145,747                  158,272
       Stock compensation expense                                                       -                      528,583
       Decrease in accounts receivable                                                191,845                  863,203
       (Increase) decrease in deferred income taxes                                  (407,936)                  44,629
       Decrease in income taxes receivable                                            368,051                    2,559
       Increase in unbilled accounts receivable                                    (2,531,026)                (260,058)
       Decrease in accounts payable and accrued
          expenses                                                                    (26,731)                (871,939)
       Decrease in income taxes payable                                              (295,512)                  (9,453)
       Increase (decrease) in deferred revenue                                        885,911                 (128,850)
       Increase in other, net                                                        (656,157)                (463,545)
                                                                                   ----------               ----------
          Net cash provided by operating activities                                 1,121,901                1,940,463
                                                                                   ----------               ----------
Cash flows from investing activities
    Capital expenditures                                                           (1,083,980)                (801,487)
                                                                                   ----------               ----------
          Net cash used in investing activities                                    (1,083,980)                (801,487)
                                                                                   ----------               ----------
Cash flows from financing activities
    Principal payments on loans                                                      (264,450)                (241,716)
    Payments on line of credit                                                          -                   (1,000,000)
    Issuance of common stock pursuant to exercise
       of stock options                                                               852,560                  166,027
    Issuance of common stock pursuant to 1991
       Employee Stock Purchase Plan                                                     -                      267,762
    Repurchases of common stock                                                         -                      (87,383)
    Issuance of Series B Preferred Stock                                                -                    2,072,885
    Payment of Series A Preferred Stock dividends                                       -                     (111,314)
                                                                                   ----------               ----------
          Net cash provided by financing activities                                   588,110                1,066,261
                                                                                   ----------               ----------

Effect of exchange rate changes on cash                                                (2,720)                  30,477
                                                                                   ----------               ----------
Net increase in cash and cash equivalents                                             623,311                2,235,714
Cash and cash equivalents, beginning of period                                     17,242,681                  339,073
                                                                                   ----------               ----------
Cash and cash equivalents, end of period                                          $17,865,992              $ 2,574,787
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

Note 2 -- Software Revenue Recognition

     Effective January 1, 1998, the Company adopted, on a prospective basis, the provisions of Statement of Position ("SOP") 97-2, "Software Revenue Recognition," which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. In March 1998, the American Institute of Certified Public Accountants issued SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2" which defers by one year the implementation date for a provision of SOP 97-2. The adoption of SOP 97-2 did not have a material impact on the Company's consolidated financial statements, subject to the provision deferred by SOP 98-4. The Company is evaluating the impact, if any, of SOP 98-4 on its consolidated financial statements.

Note 3 -- Earnings Per Share

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," for its financial statements for the year ended December 31, 1997. The following reconciliation of the numerators and denominators is provided for historical basic and diluted net income per share for the three and six months ended June 30, 1998 and 1997. Basic net income per share is computed by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding. Diluted net income per share is computed by additionally reflecting the potential dilution that could occur, using the treasury stock method, if warrants and options to acquire common stock were exercised or resulted in the issuance of common stock which participates in the earnings of the Company.

                                                               Income               Shares               Per-Share
                                                             (Numerator)         (Denominator)            Amount
                                                             -----------         -------------           ---------
For the three months ended June 30, 1998
    Historical basic EPS
       Net income                                             $1,219,599          11,405,458              $0.11
                                                                                                           ====
    Effect of dilutive securities
       Common stock options and warrants                                             789,457
                                                               ---------          ----------
    Historical diluted EPS                                    $1,219,599          12,194,915              $0.10
                                                               =========          ==========               ====

                          LANDMARK SYSTEMS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                   Income                  Shares              Per-Share
                                                                 (Numerator)            (Denominator)            Amount
                                                                 -----------            -------------           ---------

For the three months ended June 30, 1997
    Net income                                                   $   169,905
       Less: Series A Preferred Stock dividends                      (73,064)
       Less: Series A Preferred Stock accretion                   (1,096,500)
       Less: Series B Preferred Stock accretion                      (50,000)
                                                                   ---------
    Historical basic EPS
       Net income available to common
          stockholders                                           $(1,049,659)             7,465,416             $(0.14)
                                                                                                                  ====
    Effect of dilutive securities
       Common stock options and warrants                                                      -
                                                                   ---------              ---------
    Historical diluted EPS                                       $(1,049,659)             7,465,416             $(0.14)
                                                                   =========              =========               ====

For the six months ended June 30, 1998
    Historical basic EPS
       Net income                                                $ 2,061,213             11,337,360              $0.18
                                                                                                                  ====
    Effect of dilutive securities
       Common stock options and warrants                                                    891,955
                                                                   ---------             ----------
    Historical diluted EPS                                       $ 2,061,213             12,229,315              $0.17
                                                                   =========             ==========               ====

For the six months ended June 30, 1997
    Net income                                                   $   527,243
       Less: Series A Preferred Stock dividends                     (111,314)
       Less: Series A Preferred Stock accretion                   (1,096,500)
       Less: Series B Preferred Stock accretion                      (59,778)
                                                                   ---------
    Historical basic EPS
       Net income available to common
          stockholders                                           $  (740,349)             7,511,898             $(0.10)
                                                                                                                  ====
    Effect of dilutive securities
       Common stock options and warrants                                                      -
                                                                   ---------              ---------
    Historical diluted EPS                                       $  (740,349)             7,511,898             $(0.10)
                                                                   =========              =========               ====

     The Company has outstanding stock options that can be exercised by their holders to receive shares of common stock. For the 1998 calculations, the common shares represented by 414,000 of these options were not included in the computation of diluted earnings per share because the effect of using the if-converted method would be antidilutive. For the 1997 calculations, the common shares represented by all stock options outstanding were not included in the computation of diluted earnings per share because the effect of using the if-converted method would be antidilutive.

     In light of the changes in the capital structure of the Company which took effect at the time of the Company's initial public offering in November 1997 and in accordance with Staff Accounting Bulletin No. 98, the Company calculated basic and diluted net income per share on a pro forma basis for the three and six months ended June 30, 1997 assuming the following events occurred as of the beginning of the period: (i) conversion of the Series A Preferred Stock into 833,785 shares of the Company's common stock, (ii) conversion of the

                          LANDMARK SYSTEMS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Series B Preferred Stock into 592,793 shares of the Company's common stock, and
(iii) lapse of the rights to require repurchase by holders of certain redeemable common stock instruments. Pro forma disclosure is not required for the three and six months ended June 30, 1998. The following reconciliation of the numerator and denominator is provided for pro forma basic and diluted net income for the three and six months ended June 30, 1997:


                                                                 Income                   Shares              Per-Share
                                                               (Numerator)             (Denominator)            Amount
                                                               -----------             -------------           ---------
For the three months ended June 30, 1997
    Net income                                                 $   169,905
       Less: Series A Preferred Stock dividends                    (73,064)
       Less: Series A Preferred Stock accretion                 (1,096,500)
       Less: Series B Preferred Stock accretion                    (50,000)
                                                                 ---------
       Net income available to common
          stockholders                                          (1,049,659)             7,352,656

    Assumed conversion of Series A Preferred Stock
       at the beginning of the period                            1,169,564                833,785
    Assumed conversion of Series B Preferred Stock
       at the beginning of the period                               50,000                592,793
    Assumed conversion of redeemable common stock
       instruments at the beginning of the period                                         273,890
                                                                 ---------              ---------
    Pro forma basic EPS                                        $   169,905              9,053,124              $0.02
                                                                                                                ====
    Effect of dilutive securities
       Common stock options and warrants                                                  825,731
                                                                 ---------              ---------
    Pro forma diluted EPS                                      $   169,905              9,878,855              $0.02
                                                                 =========              =========               ====

For the six months ended June 30, 1997
    Net income                                                    $527,243
       Less: Series A Preferred Stock dividends                   (111,314)
       Less: Series A Preferred Stock accretion                 (1,096,500)
       Less: Series B Preferred Stock accretion                    (59,778)
                                                                 ---------
       Net income available to common
          stockholders                                            (740,349)             7,356,219

    Assumed conversion of Series A Preferred Stock
       at the beginning of the period                            1,207,814                833,785
    Assumed conversion of Series B Preferred Stock
       at the beginning of the period                               59,778                592,793
    Assumed conversion of redeemable common stock
       instruments at the beginning of the period                                         273,890
                                                                 ---------              ---------
    Pro forma basic EPS                                        $   527,243              9,056,687              $0.06
                                                                                                                ====
    Effect of dilutive securities
       Common stock options and warrants                                                  582,218
                                                                 ---------              ---------
    Pro forma diluted EPS                                      $   527,243              9,638,905              $0.05
                                                                 =========              =========               ====

                          LANDMARK SYSTEMS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 -- Comprehensive Income

     Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. Annual financial statements for prior periods will be reclassified, as required. Total comprehensive income for the three months ended June 30, 1998 and 1997 was $1,218,047 and $187,082, respectively. Total comprehensive income for the six months ended June 30, 1998 and 1997 was $2,059,532 and $545,529, respectively. Other comprehensive income primarily consists of foreign currency translation adjustments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following table sets forth the Company's Consolidated Statements of Operations expressed as percentages of total revenues for the periods indicated:


                                              Three Months Ended June 30,                Six Months Ended June 30,
                                             ----------------------------              ----------------------------
                                             1998                   1997                1998                 1997
                                             ----                   ----                ----                 ----
Revenues
    License revenues                         46.5%                  33.3%               40.7%                34.2%
    Service revenues                         53.5                   66.7                59.3                 65.8
                                            -----                  -----               -----                -----
       Total revenues                       100.0                  100.0               100.0                100.0
                                            -----                  -----               -----                -----
Cost of revenues
    Cost of license revenues                  4.8                    6.6                 4.7                  6.5
    Cost of service revenues                  7.2                    8.3                 7.9                  8.1
                                            -----                  -----               -----                -----
       Total cost of revenues                12.0                   14.9                12.6                 14.6
                                            -----                  -----               -----                -----
Gross profit                                 88.0                   85.1                87.4                 85.4
                                            -----                  -----               -----                -----
Operating expenses
    Sales and marketing                      33.4                   33.9                33.2                 33.8
    Product research and
       development                           31.4                   34.7                32.6                 33.5
    General and administrative               11.1                   15.0                11.0                 14.5
                                            -----                  -----               -----                -----
       Total operating expenses              75.9                   83.6                76.8                 81.8
                                            -----                  -----               -----                -----
Operating income                             12.1                    1.5                10.6                  3.6
    Net interest and other income             3.6                    1.3                 3.8                  0.8
                                            -----                  -----               -----                -----
Income before income taxes                   15.7                    2.8                14.4                  4.4
    Provision for income taxes                6.0                    1.1                 5.5                  1.8
                                            -----                  -----               -----                -----
Net income                                    9.7%                   1.7%                8.9%                 2.6%
                                            =====                  =====               =====                =====

     Total revenues. Total revenues increased 26% from $10.0 million for the three months ended June 30, 1997, to $12.6 million for the three months ended June 30, 1998, and increased 16% from $20.0 million to $23.1 million for the six months ended June 30, 1997 and 1998, respectively.

     License revenues. License revenues increased 76% from $3.3 million for the three months ended June 30, 1997, to $5.8 million for the three months ended June 30, 1998, and increased 38% from $6.8 million to $9.4 million for the six months ended June 30, 1997 and 1998, respectively. Increased license revenues resulted from new and modified licensing arrangements, a number of which were large transactions, with new and existing customers.

     Service revenues. Service revenues totaled $6.6 million for the three months ended June 30, 1997, and $6.7 million for the three months ended June 30, 1998, and $13.1 million and $13.7 million for the six months ended June 30, 1997 and 1998, respectively. Increases in service revenues arising from prior year license sales were offset by customer cancellations and the negative effects on the Company's international maintenance prices caused by changes in the relative value of the US dollar.

   Cost of license revenues. Cost of license revenues includes amortization of capitalized software costs, product royalties, materials and packaging expenses. Costs of license revenues were $652,000 and $599,000 for the three months ended June 30, 1997 and 1998, respectively, representing 20% and 10% of license revenues in such periods. Costs of license revenues were $1.3 million and $1.1 million for the six months ended June 30, 1997 and 1998, respectively, representing 19% and 12% of license revenues in such periods. The reduction in costs from 1997 to 1998 is primarily the result of a decrease in amortization of capitalized software costs. The decrease in costs as a percentage of license revenues is due to the increase in license revenues without a concurrent increase in expenses.

     Cost of service revenues. Cost of service revenues consists of personnel and related costs for customer support, training and consulting services. Costs of service revenues were $832,000 and $904,000 for the three months ended June 30, 1997 and 1998, respectively, representing 13% of service revenues in such periods. Costs of service revenues were $1.6 million and $1.8 million for the six months ended June 30, 1997 and 1998, respectively, representing 12% and 13% of service revenues in such periods. The increase in costs from 1997 to 1998 is a result of increased personnel costs within the Company's North American and international customer support organizations.

     Sales and marketing. Sales and marketing includes personnel and related costs for the Company's direct sales organization, marketing staff and promotional expenses. Sales and marketing expenses were $3.4 million and $4.2 million for the three months ended June 30, 1997 and 1998, respectively, representing 34% and 33% of total revenues in such periods. Sales and marketing expenses were $6.7 million and $7.7 million for the three months ended June 30, 1997 and 1998, respectively, representing 34% and 33% of total revenues in such periods. The Company experienced increases in marketing and promotional expenses, commission expenses, and sales engineering costs due to expanded direct sales channels.

     Product research and development. Product research and development includes personnel and related costs for the Company's development staff. Product research and development expenses were $3.5 million and $3.9 million for the three months ended June 30, 1997 and 1998, respectively, representing 35% and 31% of total revenues in such periods. This increase is primarily due to the commencement of several new product initiatives. Product research and development expenses were $6.7 million and $7.5 million for the six months ended June 30, 1997 and 1998, respectively, representing 34% and 33% of total revenues in such periods. The increase in product research and development expenses for the six months ended in 1997 and 1998 reflects investments in several new product initiatives. The Company did not capitalize any software development costs for the three or six months ended June 30, 1997 and 1998.

     General and administrative. General and administrative includes salaries and related costs of administration, finance and management personnel, as well as legal and accounting fees. General and administrative expenses were $1.5 million and $1.4 million for the three months ended June 30, 1997 and 1998, respectively, representing 15% and 11% of total revenues in such periods, and $2.9 million and $2.5 million for the six months ended June 30, 1997 and 1998, respectively, representing 15% and 11% of total revenues in such periods. The decrease in general and administrative expenses from 1997 to 1998 is a result of the Company's cost control efforts and elimination of stock compensation expense, which was partially offset by increased costs associated with reporting as a public company, and costs associated with upgrading the Company's business applications.

     Net interest and other income. Net interest and other income includes interest recorded on installment receivables, interest income earned by the Company on its excess cash balances, interest expense incurred on term and revolving credit facilities, and exchange gains (losses) incurred by the Company on foreign exchange transactions. Net interest and other income totaled $138,000 and $443,000 for the three months ended June 30, 1997 and 1998, respectively, and $156,000 and $883,000 for the six months ended June 30, 1997 and 1998, respectively. The increase from 1997 to 1998 reflects higher levels of interest income earned by the Company on its excess cash balances, which include the proceeds of the Company's 1997 initial public offering, and lower levels of interest expense following repayment of the outstanding balance on the Company's revolving line of credit during 1997.

     Provision for income taxes. The Company's effective rates were 40% and 38% for the three months ended June 30, 1997 and 1998, respectively, and 40% and 38% for the six months ended June 30, 1997 and 1998, respectively, which approximate the federal and state statutory income tax rates.

LIQUIDITY AND CAPITAL RESOURCES

     In March and April 1997, the Company obtained $2.5 million in outside equity through the issuance of shares of Series B Preferred Stock. In addition, the Company repaid in full the $1.0 million outstanding balance on its revolving credit facilities in March 1997. In November 1997, the Company raised capital of $12.0 million through an initial public offering of its common stock. As of June 30, 1998, the Company had cash and cash equivalents totaling $17.9 million.

     As a result of significant non-cash expenses, such as depreciation and amortization, and the advanced billing and collection of annual maintenance fees, the Company typically generates operating cash flows significantly in excess of its net income. For the six months ended June 30, 1997, the Company generated cash flows from operations of $1.9 million on net income of $527,000. However, as a result of the significant increase in its unbilled accounts receivable (offset by an increase in deferred revenue) which negatively impacts cash flows from operations, the Company generated cash flows from operations of $1.1 million on net income of $2.1 million for the six months ended June 30, 1998. The unbilled accounts receivable increased from $9.4 million at December 31, 1997 to $12.0 million at June 30, 1998; long-term deferred revenues increased from $3.1 million at December 31, 1997 to $4.8 million at June 30, 1998. These increases are due to the Company's heightened efforts to obtain multi-year commitments from its customers for license and maintenance fees.

     The Company's investing activities include expenditures for fixed assets in support of the Company's product development activities and infrastructure, and for capitalized software costs (if any). During the six months ended June 30, 1997 and 1998, the Company invested $801,000 and $1.1 million, respectively, in fixed assets.

     As of June 30, 1998, the Company had an outstanding balance of $327,000 under a term loan, secured by fixed assets, which originated in 1995, with interest at an annual rate of 9% payable monthly with principal due in monthly installments of $47,700 from February 1996 through January 1999. No financial covenants currently govern the outstanding term loan.

     The Company believes that cash on hand at June 30, 1998 and cash flow generated from operations will provide sufficient liquidity to meet its needs for at least the next twelve months. To the extent the Company makes acquisitions of other companies, products or technologies, the Company may use working capital, issue additional equity or debt securities or use credit facilities.


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

     In February 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" which becomes effective for the Company's 1999 financial statements. The Company is evaluating the SOP to determine the impact on the Company's consolidated financial statements.

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

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities and Use of Proceeds

     (c) From April 1, 1998 to June 30, 1998, the Company issued and sold unregistered securities in an aggregate of 10,000 shares of Common Stock to a former employee for an aggregate cash consideration of $33,333 pursuant to the exercise of stock options granted under special option arrangements.

         No underwriters were involved in the foregoing transactions. The issuances were deemed exempt from registration under the Securities Act in reliance on Rule 701. The special options were granted pursuant to written compensatory arrangements made prior to the Company's initial public offering.

     (d) The net proceeds to the Company from the initial public offering in November 1997 were approximately $12 million and have been deposited by the Company in a money market fund investing solely in short-term U.S. government obligations.

Item 3.  Defaults Upon Senior Securities

         None

Item 4.   Submission of Matters to a Vote of Security Holders

          The Annual Meeting of the Stockholders was held on May 11, 1998 at the Company's headquarters, 8000 Towers Crescent Drive, Vienna, Virgina.

          1.    PROPOSAL ONE - Election of directors

                Nominees:                        For                 Withheld
                                                 ----------          --------
                Patrick H. McGettigan            10,109,190          12,801
                Katherine K. Clark               10,109,190          12,801
                Ralph E. Alexander               10,109,190          12,801
                Henry D. Barratt, Jr.            10,109,190          12,801
                Jeffrey H. Bergman               10,109,190          12,801
                T. Eugene Blanchard              10,109,190          12,801
                Patrick W. Gross                 10,109,190          12,801

          2. PROPOSAL TWO - Approval of adoption of 1998 Employee Stock Purchase Plan

                For                           7,788,529
                Against                          48,950
                Abstain                           1,635

          3. PROPOSAL THREE - Ratification of selection of Price Waterhouse LLP as independent accountants

                For                           10,118,443
                Against                              545
                Abstain                            3,003

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

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

                  10.7 1998 Employee Stock Purchase Plan (incorporated by reference to Form S-8 (File No. 333-61161) filed on August 11, 1998 with the Securities and Exchange Commission under the Securities Act of 1933, as amended.)

                  27.1     Financial Data Schedule

         (b)      Reports on Form 8-K

                  The Company did not file any reports on Form 8-K during the second quarter of 1998.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         LANDMARK SYSTEMS CORPORATION

Date: August 12, 1998        By:      /s/ Ralph E. Alexander
                             -------------------------------
                             Ralph E. Alexander
                             President, Chief Operating Officer, Chief Financial
                             Officer (Duly Authorized Officer and Principal
                             Financial Officer)

Date: August 12, 1998        By:      /s/ Leslie J. Collins
                             ------------------------------
                             Leslie J. Collins
                             Vice President, Finance
                             (Chief Accounting Officer)

                                EXHIBITS INDEX


Exhibit No.                Description
-----------                --------------
27.1                       Financial Data Schedule