Form 10-Q
period 1998-09-30
LANDMARK SYSTEMS CORP
filed 1998-11-13
CIK 854418

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                    For the quarter ended September 30, 1998
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

YES     X          NO
       ---              ---

Number of shares outstanding of the issuer's classes of common stock as of November 3, 1998:

                    Class                        Number of Shares Outstanding
     --------------------------------------      ----------------------------
     Common Stock, par value $.01 per share                11,672,575

                          LANDMARK SYSTEMS CORPORATION

                        QUARTER ENDED SEPTEMBER 30, 1998

                                     INDEX


                                                                                                                          PAGE
PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

             Condensed Consolidated Statements of Operations for the three and nine months ended September 30,
             1998 and 1997 (unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4

             Condensed Consolidated Balance Sheets as of September 30, 1998 (unaudited) and December 31, 1997 . . . .       5

             Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1998 and
             1997 (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       6

             Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . .       7-10

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations. . . . . . . . . .       10-14

Item 3.      Quantitative and Qualitative Disclosures About Market Risk . . . . . . . . . . . . . . . . . . . . . . .       14

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       14

Item 2.      Changes in Securities and Use of Proceeds  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       15

Item 3.      Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       15

Item 4.      Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . . . . . . .       15

Item 5.      Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       15

Item 6.      Exhibits and Reports on Form 8-K.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       15-16

SIGNATURES    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       17

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

   The financial statements set forth below for the three and nine month periods ended September 30, 1998 and 1997 are unaudited, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. Landmark Systems Corporation believes that the disclosures made are adequate to make the information presented not misleading. The results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results for the fiscal year.

   In the opinion of management, the accompanying condensed consolidated financial statements reflect all necessary adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of results for the periods presented. It is suggested that these financial statements be read in conjunction with the latest audited consolidated financial statements and notes thereto (included in the Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

                          LANDMARK SYSTEMS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                          Three Months Ended September 30,            Nine Months Ended September 30,
                                            ----------------------------               ----------------------------
                                           1998                   1997                   1998                  1997

                                           ----                   ----                   ----                  ----
 Revenues
   License revenues                         $ 5,912,209             $ 3,716,943           $15,326,959          $10,548,607
   Service revenues                           6,899,785               6,705,376            20,601,510           19,828,584
                                            -----------             -----------           -----------          -----------
     Total revenues                          12,811,994              10,422,319            35,928,469           30,377,191
                                            -----------             -----------           -----------          -----------

 Cost of revenues
   Cost of license revenues                     265,946                 606,679             1,355,243            1,898,957
   Cost of service revenues                     878,036                 818,378             2,698,404            2,432,913
                                            -----------             -----------           -----------          -----------
     Total cost of revenues                   1,143,982               1,425,057             4,053,647            4,331,870
                                            -----------             -----------           -----------          -----------
   Gross profit                              11,668,012               8,997,262            31,874,822           26,045,321
                                            -----------             -----------           -----------          -----------
 Operating expenses
   Sales and marketing                        3,954,518               3,535,618            11,623,826           10,274,905
   Product research and                       3,950,492               3,390,785            11,496,209           10,078,766
     development
   General and administrative                 1,489,700               1,072,194             4,026,776            3,969,666
                                            -----------             -----------           -----------          -----------
     Total operating expenses                 9,394,710               7,998,597            27,146,811           24,323,337
                                            -----------             -----------           -----------          -----------

 Operating income                             2,273,302                 998,665             4,728,011            1,721,984
   Interest and other income,
     net                                        474,340                 160,389             1,357,627              316,268
                                            -----------             -----------           -----------          -----------
 Income before income taxes                   2,747,642               1,159,054             6,085,638            2,038,252
   Provision for income taxes                 1,050,972                 463,623             2,327,755              815,578
                                            -----------             -----------           -----------          -----------
 Net income                                   1,696,670                 695,431             3,757,883            1,222,674
   Accretion and dividends on
     preferred stock                              -                     137,039                 -                1,404,631
                                            -----------             -----------           -----------          -----------

 Net income available to common
    stockholders                            $ 1,696,670             $   558,392           $ 3,757,883          $  (181,957)
                                            ===========             ===========           ===========          ===========


 Historical income per share
   Basic                                    $      0.15             $      0.07           $      0.33          $     (0.02)
   Diluted                                  $      0.14             $      0.07           $      0.31          $     (0.02)


 Pro forma income per share
   Basic                                                            $      0.08                                $      0.13
   Diluted                                                          $      0.07                                $      0.12



See accompanying notes to condensed consolidated financial statements.

                          LANDMARK SYSTEMS CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   September 30,             December 31,
                                                                        1998                     1997

                                                                   --------------          ----------------
                                                                    (unaudited)
 ASSETS
 Current assets
   Cash and cash equivalents                                         $20,461,636             $17,242,681
   Accounts receivable, net of allowance for
     doubtful accounts of $1,375,000 and  $621,000                     8,012,452              10,354,747
   Unbilled accounts receivable                                        5,569,416               4,657,659
   Other current assets                                                2,215,389               1,507,145
                                                                     -----------             -----------

     Total current assets                                             36,258,893              33,762,232
 Unbilled accounts receivable - noncurrent                             8,406,768               4,786,569
 Fixed assets, net                                                     3,738,843               3,249,241
 Capitalized software costs, net                                           -                     400,373
 Other assets                                                          2,337,424               2,309,849
                                                                     -----------             -----------
                                                                     $50,741,928             $44,508,264
                                                                     ===========             ===========


 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities
   Accounts payable and accrued expenses                             $ 4,680,985             $ 4,727,216
   Deferred revenue                                                   15,400,180              17,276,345
   Debt due within one year                                              190,370                 540,771
                                                                     -----------             -----------
     Total current liabilities                                        20,271,535              22,544,332
 Long-term debt                                                            -                      50,725
 Deferred revenue - noncurrent                                         5,577,922               3,115,495
 Other liabilities                                                       344,962                 419,528
                                                                     -----------             -----------

     Total liabilities                                                26,194,419              26,130,080
                                                                     -----------             -----------

 Commitments


 Stockholders' equity
   Common stock, $0.01 par value, 30,000,000
     shares authorized, 11,646,700 and 11,213,331
     issued and outstanding                                              116,467                 112,133
   Additional paid-in capital                                         25,782,084              23,413,955
   Accumulated deficit                                                (1,482,764)             (5,240,647)
   Accumulated other comprehensive income                                131,722                  92,743
                                                                     -----------             -----------
     Total stockholders' equity                                       24,547,509              18,378,184
                                                                     -----------             -----------
                                                                     $50,741,928             $44,508,264
                                                                     ===========             ===========



See accompanying notes to condensed consolidated financial statements.

                          LANDMARK SYSTEMS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                          Nine Months Ended September 30,
                                                                           ----------------------------

                                                                               1998                 1997
                                                                               ----                 ----
 Cash inflow (outflow)
 Operating activities:
   Net income                                                           $ 3,757,883          $ 1,222,674
   Non-cash items:
     Depreciation and amortization                                        1,907,793            2,311,760
     Deferred income taxes                                                 (538,411)             (22,761)
   Change in working capital                                             (1,681,478)             613,529
                                                                        -----------          -----------
   Net cash provided by operating activities                              3,445,787            4,125,202
                                                                        -----------          -----------

 Investing activities:
   Additions to fixed assets                                             (1,535,389)          (1,266,575)
                                                                        -----------          -----------
   Net cash used in investing activities                                 (1,535,389)          (1,266,575)
                                                                        -----------          -----------

 Financing activities:
   Payments on debt, net                                                   (401,126)          (1,366,410)
   Proceeds from sale of common stock, net                                1,670,704              787,282
   Proceeds from sale of preferred stock, net                                 -                1,697,879
   Payment of Series A Preferred Stock dividends                              -                 (198,353)
                                                                        -----------          -----------

   Net cash provided by financing activities                              1,269,578              920,398
                                                                        -----------          -----------

 Effect of exchange rate changes on cash                                     38,979               49,983
                                                                        -----------          -----------
 Net increase in cash and cash equivalents                                3,218,955            3,829,008
 Cash and cash equivalents, beginning of period                          17,242,681              339,073
                                                                        -----------          -----------
 Cash and cash equivalents, end of period                               $20,461,636          $ 4,168,081
                                                                        ===========          ===========



See accompanying notes to condensed consolidated financial statements.

                         LANDMARK SYSTEMS CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -- Basis of Presentation

   The accompanying unaudited interim condensed consolidated financial statements of Landmark Systems Corporation and its subsidiaries (collectively, the "Company") reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented in conformity with generally accepted accounting principles for interim financial information. Such adjustments are of a normal recurring nature. Intercompany balances and transactions have been eliminated in consolidation.

   The results of the interim periods are not necessarily indicative of the results for the year. The Company's interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1997, as filed with the Securities and Exchange Commission on Form 10-K.

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

Note 3 -- Earnings Per Share

   The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," for its financial statements for the year ended December 31, 1997. The following reconciliation of the numerators and denominators is provided for historical basic and diluted net income per share for the three and nine months ended September 30, 1998 and 1997. Basic net income per share is computed by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding. Diluted net income per share is computed by additionally reflecting the potential dilution that could occur, using the treasury stock method, if warrants and options to acquire common stock were exercised or resulted in the issuance of common stock which participates in the earnings of the Company.


                                                    Income              Shares            Per-Share
                                                  (Numerator)       (Denominator)          Amount
                                                  -----------       -------------         ---------
 For the three months ended September 30, 1998
   Historical basic EPS
     Net income                                   $1,696,670          11,566,262              $0.15
                                                                                              =====
   Effect of dilutive securities
     Common stock options and warrants                                   859,198
                                                  ----------          ----------
   Historical diluted EPS                         $1,696,670          12,425,460              $0.14
                                                  ==========          ==========              =====

                         LANDMARK SYSTEMS CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                         Income              Shares            Per-Share
                                                       (Numerator)       (Denominator )         Amount
                                                       -----------       -------------         ---------
 For the three months ended September 30, 1997
   Net income                                         $   695,431
     Less: Series A Preferred Stock dividends             (87,039)
     Less: Series A Preferred Stock accretion               -
     Less: Series B Preferred Stock accretion             (50,000)
                                                      -----------
   Historical basic EPS
     Net income available to common
          stockholders                                $   558,392            7,548,497           $ 0.07
                                                                                                 ======

   Effect of dilutive securities
     Common stock options and warrants                     87,039            2,216,656
                                                      -----------           ----------
   Historical diluted EPS                             $   645,431            9,765,153           $ 0.07
                                                      ===========           ==========           ======


 For the nine months ended September 30, 1998
   Historical basic EPS
     Net income                                       $ 3,757,883           11,417,763           $ 0.33
                                                                                                 ======

   Effect of dilutive securities
     Common stock options and warrants                                         881,037
                                                      -----------           ----------
   Historical diluted EPS                             $ 3,757,883           12,298,800           $ 0.31
                                                      ===========           ==========           ======


 For the nine months ended September 30, 1997

   Net income                                         $ 1,222,674
     Less: Series A Preferred Stock dividends            (198,353)
     Less: Series A Preferred Stock accretion          (1,096,500)
     Less: Series B Preferred Stock accretion            (109,778)
                                                      -----------

   Historical basic EPS
     Net income available to common
          stockholders                                $  (181,957)           7,573,004           $(0.02)
                                                                                                 ======
   Effect of dilutive securities
     Common stock options and warrants                                           -
                                                      -----------           ----------
   Historical diluted EPS                             $  (181,957)           7,573,004           $(0.02)
                                                      ===========           ==========           ======

   The Company has outstanding stock options that can be exercised by their holders to receive shares of common stock. For the nine months ended September 30, 1997, the common shares represented by all stock options outstanding were not included in the computation of diluted earnings per share because the effect of using the if-converted method would be antidilutive.

   In light of the changes in the capital structure of the Company which took effect at the time of the Company's initial public offering in November 1997 and in accordance with Staff Accounting Bulletin No. 98, the Company calculated basic and diluted net income per share on a pro forma basis for the three and nine months ended September 30, 1997 assuming the following events occurred as of the beginning of such periods: (i) conversion of the Series A Preferred Stock into 833,785 shares of the Company's common stock, (ii) conversion of the

                         LANDMARK SYSTEMS CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Series B Preferred Stock into 592,793 shares of the Company's common stock, and
(iii) lapse of the rights to require repurchase by holders of certain redeemable common stock instruments. Pro forma disclosure is not required for the three and nine months ended September 30, 1998. The following reconciliation of the numerator and denominator is provided for pro forma basic and diluted net income for the three and nine months ended September 30, 1997:

                                                            Income              Shares       Per-Share
                                                          (Numerator)       (Denominator)     Amount
                                                          -----------       -------------    ---------
 For the three months ended September 30, 1997
   Net income                                             $   695,431
     Less: Series A Preferred Stock dividends                   -
     Less: Series A Preferred Stock accretion                   -
     Less: Series B Preferred Stock accretion                   -
                                                          -----------

     Net income available to common
          stockholders                                        695,431          7,381,726


   Assumed conversion of Series A Preferred Stock
     at the beginning of the period                                              833,785
   Assumed conversion of Series B Preferred Stock
     at the beginning of the period                                              592,793
   Assumed conversion of redeemable common stock
     instruments at the beginning of the period                                  273,890

                                                          -----------         ----------
   Pro forma basic EPS                                    $   695,431          9,082,194        $0.08
                                                                                                =====

   Effect of dilutive securities
     Common stock options and warrants                                         1,193,036
                                                          -----------         ----------
   Pro forma diluted EPS                                  $   695,431         10,275,230        $0.07
                                                          ===========         ==========        =====


 For the nine months ended September 30, 1997
   Net income                                             $ 1,222,674
     Less: Series A Preferred Stock dividends                (198,353)
     Less: Series A Preferred Stock accretion              (1,096,500)
     Less: Series B Preferred Stock accretion                (109,778)
                                                          -----------

     Net income available to common
          stockholders                                       (181,957)         7,382,577


   Assumed conversion of Series A Preferred Stock
     at the beginning of the period                         1,294,853            833,785
   Assumed conversion of Series B Preferred Stock
     at the beginning of the period                           109,778            592,793
   Assumed conversion of redeemable common stock
     instruments at the beginning of the period                                  273,890
                                                          -----------         ----------
   Pro forma basic EPS                                    $ 1,222,674          9,083,045        $0.13
                                                                                                =====
   Effect of dilutive securities
     Common stock options and warrants                                           796,724
                                                          -----------         ----------
   Pro forma diluted EPS                                  $ 1,222,674          9,879,769        $0.12
                                                          ===========         ==========        =====

                         LANDMARK SYSTEMS CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 -- Comprehensive Income

   Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. Annual financial statements for prior periods will be reclassified, as required. Total comprehensive income for the three months ended September 30, 1998 and 1997 was $1,722,419 and $707,135, respectively. Total comprehensive income for the nine months ended September 30, 1998 and 1997 was $3,781,953 and $1,252,664, respectively. Other comprehensive income primarily consists of foreign currency translation adjustments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

   The following table sets forth the Company's Condensed Consolidated Statements of Operations expressed as percentages of total revenues for the periods indicated:

                                          Three Months Ended September 30,        Nine months Ended September 30,
                                          --------------------------------        -------------------------------


                                               1998                 1997                1998                 1997
                                               ----                  ----               ----                 ----
 Revenues
   License revenues                            46.1%                 35.7%               42.7%                34.7%
   Service revenues                            53.9                  64.3                57.3                 65.3
                                              -----                 -----               -----                -----
     Total revenues                           100.0                 100.0               100.0                100.0
                                              -----                 -----               -----                -----

 Cost of revenues
   Cost of license revenues                     2.1                   5.8                 3.8                  6.3
   Cost of service revenues                     6.8                   7.9                 7.5                  8.0
                                              -----                 -----               -----                -----

     Total cost of revenues                     8.9                  13.7                11.3                 14.3
                                              -----                 -----               -----                -----
 Gross profit                                  91.1                  86.3                88.7                 85.7
                                              -----                 -----               -----                -----
 Operating expenses

   Sales and marketing                         30.9                  33.9                32.3                 33.8
   Product research and                        30.9                  32.5                32.0                 33.2
      development
   General and administrative                  11.6                  10.3                11.2                 13.0
                                              -----                 -----               -----                -----
     Total operating expenses                  73.4                  76.7                75.5                 80.0
                                              -----                 -----               -----                -----
 Operating income                              17.7                   9.6                13.2                  5.7
   Interest and other income, net               3.7                   1.5                 3.8                  1.0
                                              -----                 -----               -----                -----
 Income before income taxes                    21.4                  11.1                17.0                  6.7
   Provision for income taxes                   8.2                   4.4                 6.5                  2.7
                                              -----                 -----               -----                -----
 Net income                                    13.2%                  6.7%               10.5%                 4.0%
                                              =====                 =====               =====                =====

   Total revenues. Total revenues increased 23% from $10.4 million for the three months ended September 30, 1997, to $12.8 million for the three months ended September 30, 1998, and increased 18% from $30.4 million for the nine months ended September 30, 1997 to $35.9 million for the nine months ended September 30, 1998.

   License revenues. License revenues increased 59% from $3.7 million for the three months ended September 30, 1997, to $5.9 million for the three months ended September 30, 1998, and increased 45% from $10.5 million to $15.3 million for the nine months ended September 30, 1997 and 1998, respectively. Increased license revenues resulted from new and modified licensing arrangements, a number of which were large transactions, with new and existing customers.

   Service revenues. Service revenues totaled $6.7 million for the three months ended September 30, 1997, and $6.9 million for the three months ended September 30, 1998, and $19.8 million and $20.6 million for the nine months ended September 30, 1997 and 1998, respectively. Increases in service revenues arising from prior year license sales were partially offset by a decrease in maintenance contract renewals, resulting in no material change in service revenues.

   Cost of license revenues. Cost of license revenues includes amortization of capitalized software costs, product royalties, materials and packaging expenses. Costs of license revenues were $607,000 and $266,000 for the three months ended September 30, 1997 and 1998, respectively, representing 16% and 4% of license revenues in such periods. Costs of license revenues were $1.9 million and $1.4 million for the nine months ended September 30, 1997 and 1998, respectively, representing 18% and 9% of license revenues in such periods. The reduction in costs from 1997 to 1998 is primarily the result of the Company's capitalized software costs which became fully amortized during the second quarter of 1998. The decrease in costs as a percentage of license revenues is due to the increase in license revenues without a concurrent increase in expenses.

   Cost of service revenues. Cost of service revenues consists of personnel and related costs for customer support, training and consulting services. Costs of service revenues were $818,000 and $878,000 for the three months ended September 30, 1997 and 1998, respectively, representing 12% and 13% of service revenues in such periods. Costs of service revenues were $2.4 million and $2.7 million for the nine months ended September 30, 1997 and 1998, respectively, representing 12% and 13% of service revenues in such periods.

   Sales and marketing. Sales and marketing includes personnel and related costs for the Company's direct sales organization, marketing staff and promotional expenses. Sales and marketing expenses were $3.5 million and $4.0 million for the three months ended September 30, 1997 and 1998, respectively, representing 34% and 31% of total revenues in such periods. Sales and marketing expenses were $10.3 million and $11.6 million for the nine months ended September 30, 1997 and 1998, respectively, representing 34% and 32% of total revenues in such periods. The Company experienced increases in facilities expense, marketing and promotional expenses, commission expenses, and sales engineering costs due to expanded headcount in the direct sales channels.

   Product research and development. Product research and development includes personnel and related costs for the Company's development staff. Product research and development expenses were $3.4 million and $4.0 million for the three months ended September 30, 1997 and 1998, respectively, representing 33% and 31% of total revenues in such periods. Product research and development expenses were $10.1 million and $11.5 million for the nine months ended September 30, 1997 and 1998, respectively, representing 33% and 32% of total revenues in such periods. These increases are primarily due to the continuation of several new product initiatives begun in the second quarter of 1998. The Company did not capitalize any software development costs for the three or nine months ended September 30, 1997 and 1998.

   General and administrative. General and administrative includes salaries and related costs of administration, finance and management personnel, loss provisions on receivables, as well as outside legal and accounting fees. General and administrative expenses were $1.1 million and $1.5 million for the three months ended September 30, 1997 and 1998, respectively, representing 10% and 12% of total revenues in such periods, and $4.0 million in each of the nine months ended September 30, 1997 and 1998, representing 13% and 11%, respectively, of total revenues in such periods. The increase in general and administrative expenses from the three months ended September 30, 1997 to the three months ended September 30, 1998 is caused by increased loss provisions related to receivables from certain international independent distributors. General and administrative expenses for the nine months ended September 30, 1997 and 1998 remained stable due to the Company's cost control efforts and elimination of stock compensation expense, which was offset by increased costs associated with reporting as a public company and the above-mentioned loss provisions.

   Net interest and other income. Net interest and other income includes interest recorded on installment receivables, interest income earned by the Company on its excess cash balances, interest expense incurred on term and revolving credit facilities, and exchange gains (losses) incurred by the Company on foreign exchange transactions. Net interest and other income totaled $160,000 and $474,000 for the three months ended September 30, 1997 and 1998, respectively, and $316,000 and $1.4 million for the nine months ended September 30, 1997 and 1998, respectively. The increase from 1997 to 1998 reflects higher levels of interest income earned by the Company on its excess cash balances, which include the proceeds of the Company's 1997 initial public offering, and lower levels of interest expense following repayment of the outstanding balance on the Company's revolving line of credit during 1997.

   Provision for income taxes. The Company's effective rates were 40% and 38% for the three and nine months ended September 30, 1997 and 1998, respectively, which approximate the federal and state statutory income tax rates.

LIQUIDITY AND CAPITAL RESOURCES

   In March and April 1997, the Company obtained $2.5 million in outside equity through the issuance of shares of Series B Preferred Stock. In addition, the Company repaid in full the $1.0 million outstanding balance on its revolving credit facilities in March 1997. In November 1997, the Company raised capital of $12.0 million through an initial public offering of its common stock. As of September 30, 1998, the Company had cash and cash equivalents totaling $20.5 million.

   For the nine months ending September 30, 1997 and 1998, the Company generated cash flows from operations of $4.1 million and $3.4 million, respectively. In the 1998 period, unbilled receivables, net of the increase in long-term deferred revenue, increased $2.1 million. This was primarily the result of the Company's heightened efforts to obtain multi-year commitments from its customers for license and maintenance fees, which resulted in an increase in the number of contracts with extended payment terms.

   The Company's investing activities include expenditures for fixed assets in support of the Company's product development activities and infrastructure, and for capitalized software costs (if any). During the nine months ended September 30, 1997 and 1998, the Company invested $1.3 million and $1.5 million, respectively, in fixed assets.

   As of September 30, 1998, the Company had an outstanding balance of $190,000 under a term loan, secured by fixed assets, which originated in 1995, with interest at an annual rate of 9% payable monthly with principal due in monthly installments of $47,700 from February 1996 through January 1999. No financial covenants currently govern the outstanding term loan.

   During 1998, the Company has endeavored to convert existing site license arrangements to multi-year enterprise-wide commitments. These commitments have resulted in an increase in unbilled receivables, which has been financed by cash flow provided by operations. The Company intends to continue this strategy for the foreseeable future. The Company believes that cash on hand at September 30, 1998 and cash flow generated from operations will continue to provide sufficient liquidity to meet its needs for at least the next twelve months. To the extent the Company makes acquisitions of other companies, products or technologies, the Company may use working capital, issue additional equity or incur debt to finance such acquisitions.

NEW ACCOUNTING PRONOUNCEMENTS

   In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement becomes effective for the Company's 1998 annual financial statements. The Company is evaluating this statement to determine the impact on its reporting and disclosure requirements.

   In February 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" which becomes effective for the Company's 1999 financial statements. The Company is evaluating the SOP to determine the impact on the Company's consolidated financial statements.

YEAR 2000 COMPLIANCE


   The Company has conducted an evaluation of its computer systems and products in an effort to determine the actions, if any, necessary to make them Year 2000 compliant. The term "Year 2000 compliant" (or similar terms) means that information technology hardware and software are able to correctly interpret and manipulate dates up to and through the year 2000, without interruption as the result of the change to this date.

   This evaluation has involved both testing its computer systems and requesting certifications from its vendors. The Company has received vendor certification that all of its business critical information technology systems, including internal communication systems, accounting and finance systems, customer service systems and sales and marketing tracking systems, are Year 2000 compliant. Based upon its evaluation, the Company has determined that approximately eighty percent of its information technology systems are Year 2000 compliant, but has also found that certain non-business critical software applications may not be compliant. The Company is engaged in upgrading, replacing and testing these applications, and this process is expected to be completed by the end of the first quarter of 1999. Management believes that the Company will not incur material incremental costs in the aggregate or in any single year to test its systems and applications or to repair or replace non-compliant applications.

   The Company also recognizes that there are risks with respect to embedded systems that are not necessarily part of the Company's information technology systems but contain microprocessor chips, which may not function properly with the change of date to the year 2000. The majority of the embedded systems on which the Company relies in its day to day operations are owned and managed by the lessors of the buildings in which the Company's offices are located, or by agents of such lessors. The Company by the end of the fourth quarter of 1998 expects to send letters to its lessors and, as applicable, their agents requesting certifications of Year 2000 compliance of the embedded systems. Based upon responses to these letters, the Company expects by the end of the first quarter of 1999 to prioritize such systems and to develop a test plan. Such testing is expected to be completed by the end of the second quarter of 1999, and based upon the results the Company may seek to require its lessors or their agents to make any necessary repairs.

   Because the Company believes that its information technology and embedded systems will be substantially Year 2000 compliant in advance of the year 2000 date change, the Company currently has no contingency plan to address non-compliance. The Company expects that, as it completes testing of information technology and embedded systems, it will develop contingency plans if it determines that any business critical systems will not be Year 2000 compliant.

   Disruptions with respect to the computer systems of vendors or customers, which are outside the control of the Company, could impair the ability of the Company to obtain services or conduct business with its customers. The Company believes that its primary exposure is with respect to public utilities and telecommunications service providers. The Company is in the process of sending letters to these providers requesting written certification of Year 2000 compliance. Disruptions of the Company's utilities or telecommunications systems could have a material adverse effect upon the Company's financial condition and results of operations. The Company believes that no other providers are material to its business. Disruptions of customers' computer systems could interfere with Company's ability to make timely payments on accounts and disrupt other administrative activities. None of the Company's customers, however, is individually material to the Company's business.

   With respect to the products sold by the Company, the Company has determined that, to the extent that underlying hardware platforms, operating systems and databases will accommodate the year 2000 date change, the Company's performance management software products are Year 2000 compliant. Notwithstanding its efforts to attempt to ensure that its products are Year 2000 compliant, the Company may experience future uncertainties and problems relating to the year 2000 date change issue, including but not limited to possible technical problems and/or customer claims.

   The Company anticipates that virtually all of its customers and potential customers will be required to evaluate their information technology systems with respect to the year 2000 date change and that some of its customers and potential customers may incur material costs in connection with this evaluation and any necessary repairs and replacements. Customers and potential customers may be required to devote material portions of their information technology budgets to such evaluations, repairs and replacements, which could materially reduce their other information technology purchases in 1999, including their purchases of the Company's products, particularly as the year 2000 date change draws closer. The Company does not have any information as to the degree to which this issue will affect its customers or potential customers.

   There can be no assurance that the actions taken by the Company with respect to its internal information technology systems, embedded systems or its products will eliminate the numerous and varied risks associated with the year 2000 date change. Further, there can be no assurance that the Company will not be adversely affected by any year 2000 related difficulties encountered by vendors or customers or by any downturn in information technology purchases or in the economy in general as the year 2000 date change draws nearer. Any of these risks could have a material adverse effect on the Company's financial condition and results of operations.

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

                          PART II -- OTHER INFORMATION

Item 1.          Legal Proceedings

                 None

Item 2.          Changes in Securities and Use of Proceeds

         (c) From July 1, 1998 to September 30, 1998, the Company issued and sold unregistered securities in an aggregate of 2,500 shares of Common Stock to a former employee for an aggregate cash consideration of $8,333.25 pursuant to the exercise of stock options granted under special option arrangements.

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

Item 3.          Defaults Upon Senior Securities

                 None

Item 4.          Submission of Matters to a Vote of Security Holders

                 None

Item 5.          Other Information

                 Pursuant to recent amendments to the rules relating to proxy statements under the Securities Exchange Act of 1934 (the "Exchange Act"), shareholders of the Company are hereby notified that any shareholder proposal not included in the proxy materials disseminated by the management of the Company for Landmark's 1999 annual meeting in accordance with Rule 14a-8 under the Exchange Act will be considered untimely for the purposes of Rules 14a-4 and 14a-5 under the Exchange Act if notice thereof is received after February 24, 1999. Management proxies will be authorized to exercise discretionary voting authority with respect to any shareholder proposal not included in such proxy materials for Landmark's annual meeting unless (a) the Company receives notice of such proposal by the date set forth above, and (b) the conditions set forth in Rule 14a-4(c)(2)(i)-(iii) under the Exchange Act are met.

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

                 10.1 Employment agreement between the Company and Ralph E. Alexander dated April 9, 1997 (incorporated by reference to Exhibit 10.1 forming a part of the Company's registration statement on Form S-1 (File No. 333-

                          35629) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended.)

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

                 27.1     Financial Data Schedule

         (b)     Reports on Form 8-K

                 The Company did not file any reports on Form 8-K during the third quarter of 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          LANDMARK SYSTEMS CORPORATION


Date:    November 13, 1998       By:      /s/ Ralph E. Alexander
                                 -----------------------------------
                                 Ralph E. Alexander
                                 President and Chief Operating Officer (Duly
                                 Authorized Officer and Principal Financial
                                 Officer)

Date:    November 13, 1998       By:      /s/ Gary S. Guttman
                                 -----------------------------------
                                 Gary S. Guttman
                                 Controller
                                 (Chief Accounting Officer)

                                EXHIBITS INDEX



Exhibit No.             Description
-----------             --------------
27.1                    Financial Data Schedule