Form 10-K
period 1998-12-31
LANDMARK SYSTEMS CORP
filed 1999-03-30
CIK 854418

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

                         Commission File Number 0-03373

                          LANDMARK SYSTEMS CORPORATION
             (Exact name of Registrant as specified in its charter)


                   VIRGINIA                            54-1221302
        (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)             Identification No.)

     8000 Towers Crescent Drive, Vienna, Virginia       22182-2700
       (Address of principal executive offices)         (Zip Code)

        Registrant's telephone number, including area code: 703-902-8000

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

        Title of each class              Name of each exchange on which registered
        --------------------------------------------------------------------------
         Common Stock, par                            Nasdaq National Market
        value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of registrant's voting stock held by non-affiliates as of March 3, 1999, was $59,778,070.

The number of shares of the registrant's Common Stock outstanding as of March 3, 1999, was 11,900,065 shares.

The following document is hereby incorporated by reference into this Form
10-K:

Portions of the Registrant's 1999 Proxy Statement to be filed with the Securities and Exchange Commission (Part III).


Some of the statements in this Annual Report on Form 10-K are "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995 and are related to anticipated future operating results. Specifically, the following may be impeded by events that have not been presently anticipated: the timing of the release of new products, the sale of unbilled accounts receivable, the upgrade of the Company's development environments, the Company's ability to sell or issue equity or debt securities or to enter into credit facilities on acceptable terms, the Company's ability to make its acquisitions accretive, the ability of existing and planned hardware and software systems to accommodate transition to the Euro without material effect on results of operations or financial condition. Forward-looking statements are based on management's current expectations and assumptions, which may be affected by a number of factors, including, without limitation, competitive product introductions, price competition, any failure or delay in the Company's ability to develop and introduce new products, seasonal factors affecting the Company's sales, the Company's ability to attract and retain qualified technical, sales, managerial and other key personnel, the Company's ability to manage expenses effectively, the recent introduction of the Euro currency, the "Year 2000" software and systems issue, and other factors. Therefore, there can be no assurance that actual future results will not differ materially from anticipated results.

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

Landmark Systems Corporation ("Landmark" or the "Company") is a leading provider of performance management software products which measure, analyze, report and predict performance for both mainframe and client/server computing environments. Landmark's PerformanceWorks(R) product family is distinct in its ability to monitor the key components of a computing environment, provide early warning of potential system problems and enable effective planning for changes in the computing environment. The Company believes these capabilities improve user productivity, reduce computing costs, increase system availability and optimize use of system resources. Landmark's products provide performance management capabilities for many leading hardware platforms; certain operating systems from DEC, Hewlett-Packard, IBM, Microsoft, NCR and Sun; certain databases consisting of DB2, IMS, Oracle, SQL Server and Sybase products; and certain vendor applications such as IBM's CICS and MQSeries, as well as proprietary customer applications. Each of Landmark's products has been developed to work with different configurations of system components from multiple vendors while providing comparable functionality across each platform. As of December 31, 1998, Landmark had licensed over 20,100 copies of its products to over 3,800 customers worldwide.

Performance management software can provide early warning and facilitate resolution of system problems by monitoring a system's key components, including the central processing unit ("CPU"), memory and storage, input/output ("I/O"), disk space, workload, operating system and network subsystems application. Identifying and addressing system problems allows businesses to increase system availability, improve user productivity, reduce computing costs and limit the adverse business effects of system degradation. Performance management tools also enable organizations to model or predict system and application performance which improves the acquisition, development and implementation of new or changed applications and hardware.

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

Through its maintenance and support program, Landmark offers its customers extensive technical support, including telephone consultation, product maintenance and product upgrades. Landmark also provides its customers with consulting and training services. Historically, approximately 90% of Landmark's customers have renewed their support and maintenance arrangements with the Company.

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

Landmark supports third-party applications and access to performance data by publishing detailed record formats and by providing application programming interfaces ("APIs") for standard Open Data Base Connectivity ("ODBC") applications and Simple Network Management Protocol ("SNMP") interface modules for industry leading systems and network management frameworks.

User Interface and External Tools Layer. The user interface for PerformanceWorks allows users to view and analyze the status of their critical applications. Performance management data for each application can be viewed statistically and graphically to show consumption of system resources, proximity to critical threshold values and alarm situations requiring immediate attention. In addition, users can generate customized reports incorporating any combination of real-time, recent-past and historical performance data analyses. The available user interfaces operate using Motif (UNIX), Windows 95/98/NT (NT), OS/2 (MVS-NaviPlex) and 3270 (MVS and VSE).

In addition to the user interfaces provided directly by Landmark's products, customers can also gain access to PerformanceWorks data through the use of external tools provided by third-party vendors. Published record formats are utilized by third-party vendor products such as Computer Associates MICS, Merrill Consultants MXG, IBM SNAPSHOT, SAS and BGS Systems Best/1. ODBC connectivity permits a multitude of applications, including Microsoft Excel and Lotus 1-2-3, to be used to process, analyze, and report on the performance data. In addition, SNMP integration modules allow PerformanceWorks products to operate within leading systems management frameworks including IBM Netview, Tivoli TME, Hewlett-Packard OpenView, Computer Associates Unicenter, Cabletron Spectrum and Sun Solstice.

PRODUCTS. The ability to monitor performance metrics from each system component in a complex, heterogeneous computing environment is a key feature of Landmark's software, particularly because performance problems in these environments can originate from any one or a combination of components.

If applications running in a distributed environment are experiencing slow response time, the cause of the problem could be a memory problem on the distributed application server, a disk contention problem (where two or more applications are attempting to access the same data simultaneously) on the mainframe database server, an overloaded network, a poorly written application or any combination of these conditions. By monitoring performance data from each of the system components, Landmark's products are able to efficiently identify the source of the problem so a solution can be implemented quickly or the potential problem can be anticipated and avoided altogether by taking immediate corrective actions. The Company believes its users benefit from the ease of use, depth of metrics and diagnostic tools it provides, as well as the level of intelligent integration, which allows enhanced manageability in production environments.

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

                                               LANDMARK'S FAMILY OF PERFORMANCEWORKS PRODUCTS

                                                     MVS               VSE              UNIX            Windows NT
                                                     ---               ---              ----            ----------
Core Performance Monitor                             MVS               VSE              HP-UX           Windows NT
                                                     CICS/MVS          CICS/VSE         DEC             SQL Server
                                                     CICS/ESA          VM Contention    IBM/AIX
                                                     VTAM              Monitor          SUN/OS
                                                     DB2                                NCR
                                                     SQL/Capture                        Sun Solaris
                                                     MQSeries                           Oracle
                                                     IMS/DBCTL                          Sybase

Applications Response Monitor                        SmartWatch        SmartWatch       SmartWatch      SmartWatch

Capacity Planning                                    Interface to      Interface to     Predictor       Predictor
                                                     third-party       third-party
                                                     software          software

User Interface                                       NaviGraph         NaviGraph        SmartStation    SmartStation
                                                     3270              3270
                                                     NaviPlex

Integrated Interfaces                                SNMP                               SNMP            SNMP
                                                     NMVT                               ODBC            ODBC
                                                     Vendor API's

The Company derived 85.5%, 87.0% and 89.3% of its total revenues from mainframe products and services in 1998, 1997 and 1996, respectively. For additional information regarding the Company's financial performance by product group, see
Note 7 - Segment Information in the Company's Notes to Consolidated Financial Statements contained elsewhere in this Form 10-K.

PerformanceWorks for MVS. PerformanceWorks for MVS is Landmark's integrated set of performance management tools for use in the MVS environment and consists of The Monitor for CICS, The Monitor for DB2, The Monitor for MVS, The Monitor for VTAM, The Monitor for MQSeries, NaviGraph and NaviPlex. Additionally, in June 1998, the Company began shipping the Monitor for IMS/DBCTL, addressing the ongoing needs of customers coupling CICS transactions processing with IMS databases. Landmark's family of MVS products provides a complete solution for optimizing and monitoring environments running the MVS operating system.

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

        SmartStation provides a central control point to access performance information collected by SmartAgents. Information is presented in easy-to-understand charts, graphs, reports and gauges. Alarms alert users to potential system problems before they become serious. SmartStation provides a complete set of pre-configured reports and graphics, which can be tailored to users' specific needs. Users can also define exception conditions, and SmartStation will provide an alarm when performance thresholds are exceeded. The alarms provide the user with an explanation of the error, sending notifications through email systems, alphanumeric pagers and management platforms. In addition, the alarms can be configured to take corrective actions automatically. Whether the user sits in front of a UNIX/Motif workstation or a Windows 95/98/NT workstation, the Java-based SmartStation can be used to manage all of PerformanceWorks for UNIX and PerformanceWorks for NT from one desktop.

        Predictor is a capacity planning tool designed to help planners in determining the types and quantities of new equipment and software required to handle increased system utilization and performance requirements. Based on the performance metrics stored for historical data analysis, Predictor can predict the impact of adding new applications, modifying an existing application, removing an application, adding users, changing the server hardware configuration or changing the server entirely. Predictor can be used to predict future behavior of UNIX and Windows NT servers.

PerformanceWorks for Windows NT. PerformanceWorks for Windows NT is similar to PerformanceWorks for UNIX in terms of the performance management functionality of products currently available in the Windows NT environment. PerformanceWorks for Windows NT includes SmartAgent for NT, SmartAgent for SQL Server, SmartAgent for Sybase, SmartAgent for Oracle and SmartStation.

In December of 1998, the Company began shipping PerformanceWorks 3.0 for UNIX and Windows NT environments. This latest version advances the Company's UNIX and NT performance management capabilities and offers a scalable, integrated end-to-end view of client/server performance management, including "what if" analyses.

SmartWatch is a product that allows the measurement of application availability and end-to-end response time on a user's Windows 95/98/NT desktop. Measurement takes place, regardless of whether the application is developed in-house or purchased off-the-shelf, using patented Landmark Systems technology.

RECENT DEVELOPMENTS

In January 1999, the Company signed an agreement to acquire certain rights and related assets from Software Products Limited ("Software Products"), a former international distributor of the Company's products. Under terms of the agreement governing the distribution relationship, Software Products held exclusive rights to market certain of the Company's products in the United Kingdom. As a result of the 1999 agreement, the Company gained direct access to its customers in the United Kingdom. As consideration for the acquisition of these rights, the Company paid Software Products $4,000,000 in cash. As further consideration, the Company issued to Software Products 91,586 shares of Company common stock, with a fair value of $850,000 and subject to certain resale restrictions and registration rights. Additionally, the Company granted Software Products a warrant to purchase 150,000 shares of the Company's common stock at the then fair market value of $10 per share, which vested upon issuance and expires in January 2009. The Company will record the acquisition of the customer base as an intangible asset representing the cash payment and the fair value of the stock and warrant issued and will amortize the related intangible asset over five years.

CUSTOMERS AND SERVICES

The Company's customers consist of organizations across a wide variety of industries that are developing or have deployed business-critical applications in complex, multi-user environments.

Landmark offers its customers a maintenance and support program which provides telephone consultation, product maintenance and product upgrades. Customers can communicate with Landmark technical support representatives 24 hours-per-day, 7 days-per-week. In addition, Landmark provides its customers and distributors access to on-line maintenance information through an Internet-based application. Landmark's maintenance and support program entitles participants to product enhancements, support for new releases and upgrades as well as maintenance information. Historically, approximately 90% of Landmark's customers have renewed their maintenance and support arrangements with the Company.

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

Landmark has historically relied primarily on third-party distributors to market and sell the Company's products internationally. Revenues from international sales accounted for 32.0%, 33.6% and 32.5% of total revenues in 1998, 1997 and 1996, respectively. Of those amounts, 13.3%, 18.0% and 27.5%, respectively, were attributable to third-party distributors. The Company reacquired certain distribution rights from its former UK distributor in January 1999, and may seek to reacquire similar rights from certain of its other international distributors in the future. Landmark has established subsidiaries in certain strategic international markets to increase sales levels and gross margins on products sold in such markets. To date, Landmark's international direct sales efforts consist of nine sales offices located in suburbs of London, Dusseldorf and Utrecht (Netherlands), and in Rugby (United Kingdom), Madrid, Bornem (Belgium), Melbourne, Sydney and Hong Kong. For additional information regarding the Company's revenues and long-lived assets by geographic region, see Note 7 - Segment Information in the Company's Notes to Consolidated Financial Statements contained elsewhere in this Form 10-K.

The Company also maintains relationships with leading vendors including DEC, Hewlett-Packard, IBM, Microsoft, Oracle, Sun, Sybase and Tivoli. These relationships afford the Company opportunities to participate in joint marketing programs with the vendors such as sales seminars, trade shows and other promotional activities.

Revenues received from individual customers of the Company vary significantly based on the size of the product installation. The sales cycle for Landmark's products is lengthy and unpredictable and may range from a few months to over a year, depending upon the interest of the prospective customer in the Company's products, the size of the order (which may involve a significant commitment of capital by the customer), the decision-making and acceptance procedures within the customer's organization and other factors.

PRODUCT DEVELOPMENT

Since its inception in 1983, Landmark has made substantial investments in performance management software development. In 1998, 1997 and 1996, Landmark's product development expenditures, including amounts capitalized, totaled $15.5 million, $13.5 million and $14.7 million, respectively. The Company anticipates that, in the future, it will continue to commit substantial resources to research and development. Landmark maintains mainframe, UNIX and Windows NT development labs, which it uses to develop, enhance and test its products. Landmark believes that its future success will depend in large part on its ability to continue to enhance the functionality of its existing products, extend its product line to support additional hardware and software platforms, respond to changing customer requirements and develop and introduce in a timely manner new products that keep pace with technological developments and emerging industry standards.

As of December 31, 1998, the Company had 101 employees engaged in product development. Landmark intends to increase the size and depth of its product development operation. However, competition for highly qualified technical employees is intense and there can be no assurance that the Company will be successful in recruiting or retaining product development employees.

INTELLECTUAL PROPERTY

Landmark relies on a combination of copyright, trademark, patent and trade secret laws, confidentiality procedures and licensing arrangements to establish and protect its proprietary rights. As part of its confidentiality procedures, the Company generally enters into non-disclosure agreements with its employees, distributors and corporate partners, and license agreements with its customers, distributors and corporate partners with respect to its software, product documentation and other proprietary information. Despite these precautions, it may be possible for a third-party to copy or otherwise obtain and use the Company's products or technology without authorization, or to develop similar technology independently. Policing unauthorized use of the Company's products is difficult, and Landmark is unable to determine the extent to which piracy of its software products and misappropriations of its technology occur. Software piracy and misappropriation may adversely affect the Company's results of operations. Landmark currently relies on signed license agreements, but may in the future rely on "shrink wrap" licenses that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions. In addition, effective protection of intellectual property rights is unavailable or limited in certain foreign countries. There can be no assurance that the Company's protection of its proprietary rights, including any patent that may be issued, will be adequate or that the Company's competitors will not independently develop similar technology, duplicate the Company's products or design around any patents issued to the Company or other intellectual property rights.

Landmark is not aware that any of its products infringe the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim such infringement by the Company with respect to current or future products. The Company expects that software product developers will increasingly be subject to such claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in the industry segment overlaps. Any such claims, with or without merit, could result in costly litigation that could absorb significant management time, which could have a material adverse effect on Landmark's business, financial condition and results of operations. Such claims might require the Company to enter into royalty or license agreements. Such royalty or license agreements, if required, may not be available on terms acceptable to Landmark or at all, which could have a material adverse effect upon the Company's business, financial condition and results of operations.

COMPETITION

The market for performance management software is intensely competitive, fragmented and characterized by increasingly rapid technological developments, evolving standards and rapid changes in customer requirements. To maintain and improve its position in this market, Landmark is enhancing current products and the inter-operability of its products with one another and developing new products. Landmark competes primarily with vendors that provide mainframe and/or client/server performance management software. The Company believes that principal competitors with respect to mainframe performance management software products include Candle Corporation and Boole and Babbage, Inc. Boole and Babbage, Inc. announced its intention to merge into BMC Software, Inc. in Spring 1999. The impact of this merger on the Company is not yet determinable. In the client/server market, Landmark believes that its principal competitors include BMC Software, Inc., Compuware Corporation and Platinum Technology International Inc.

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

EMPLOYEES

As of December 31, 1998, the Company employed 267 full time personnel, including 101 in product development, 30 in technical support, 91 in sales and marketing, and 45 in finance and administration. The Company's employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage. The Company believes its success will depend in part on its continued ability to attract and retain highly qualified personnel in an intensely competitive market for experienced and talented software engineers and sales and marketing personnel. The Company believes that its relationship with its employees is satisfactory.

ITEM 2.  PROPERTIES.

Landmark's headquarters are located in 88,000 square feet of office space in Vienna, Virginia, under a lease expiring in June 2003, with a renewal option for an additional five years. The Company also leases approximately 4,000 square feet of office space in Oakbrook, Illinois under a lease expiring in April 2002. In addition, Landmark leases office space in the suburbs of London, Dusseldorf and Utrecht (Netherlands), and in Rugby (United Kingdom), Madrid, Bornem (Belgium), Melbourne, Sydney and Hong Kong.

Landmark expects to move its corporate headquarters to Reston, Virginia in June 1999. It has entered into an agreement whereby it will lease an approximately 100,000 square foot building to be built. The lease is for a term of 12 years, with two renewal options each for an additional five years. Landmark has executed a sublease of its Vienna, Virginia office space, to be effective upon the commencement of the new lease. Landmark believes that its existing facilities and offices, along with the new lease expected to commence in June 1999, are adequate to meet its requirements for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is not currently engaged in any material legal procedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

There were no matters submitted to stockholders for vote during the fourth quarter of 1998.

EXECUTIVE OFFICERS OF THE COMPANY

The following table lists the executive officers of the Company.

NAME                              AGE      POSITION
----                              ---      --------
Katherine K. Clark.............    41      Chief Executive Officer and Director

Ralph E. Alexander.............    53      President, Chief Operating Officer and Director

Daniel C. Carayiannis              42      Vice President, North American Sales

John D. Hunter.................    52      Vice President, Mainframe Products

Worth D. MacMurray                 45      Vice President, Legal and Administration

Andrew L. McCasker.............    36      Vice President, Distributed Products

Roger A. Philips...............    53      Vice President, International

Frederick S. Rolandi, III          47      Vice President and Chief Financial Officer

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

DANIEL E. CARAYIANNIS has served as Landmark's Vice President, North American Sales since October 1998, with responsibility for sales and sales support within the United States and Canada. Prior to joining Landmark, Mr. Carayiannis served from July 1994 to October 1998 as Vice President of SPOT Image Corporation, a satellite imagery and information data products firm. From April 1993 to July 1994, Mr. Carayiannis served as Vice President of Sales for Falcon Microsystems, a federal computer technology value-added reseller.

JOHN D. HUNTER has served as Landmark's Vice President, Mainframe Products, since June 1994. Mr. Hunter is responsible for strategy, development, maintenance and planning for Landmark's mainframe product lines. Mr. Hunter joined Landmark in August 1992 as Vice President, Development and Technology after 24 years with IBM, during which time he held management roles in various IBM development labs and was responsible for IBM's worldwide standards participation as director of architecture and telecommunications.

ANDREW L. MCCASKER has served as Landmark's Vice President, Distributed Products, since April 1996, and is responsible for product strategy, development, maintenance and planning for Landmark's client/server product lines. From January 1995 to April 1996, Mr. McCasker served as Landmark's Director of Strategic Marketing. Prior to joining Landmark in 1995, Mr. McCasker served as Director, Technology and Planning for the Enterprise Network Applications Division of Legent Corporation, a software development company, from October 1993 to January 1995 and also served on Legent's Architecture Board from June 1994 to January 1995.

WORTH D. MACMURRAY has served as Landmark's Vice President, Legal and Administration, since November 1998 with responsibility for legal and certain administrative activities. Prior to joining Landmark, Mr. MacMurray served as Vice President and General Counsel of Intersolv, Inc., a software tools company, from October 1997 to October 1998. From February 1988 through September 1997, Mr. MacMurray served in a variety of legal capacities for GTSI, an information technology reseller, including General Counsel.

FREDERICK S. ROLANDI, III has served as Landmark's Vice President and Chief Financial Officer since November 1998. Prior to his employment with Landmark, Mr. Rolandi served as Vice President, Controller of Intersolv, Inc., a software tools company, from November 1997 to October 1998. From 1991 to October 1997 Mr. Rolandi was employed with Honeywell Measurex DMC where he served as Vice President and Chief Financial officer from May 1991 to Decmber 1995 and as Vice President and General Manager from January 1996 to October 1997.

ROGER A. PHILIPS has served as Landmark's Vice President, International, since September 1994, with responsibility for sales and operations outside of the United States and Canada. Prior to joining Landmark, Mr. Philips was General Manager, International for Viasoft, Inc., a software development company, from 1988 to 1994.

Mr. Alexander has entered into an employment agreement with the Company which is for a term of three years beginning April 9, 1997. The remaining executive officers of the Company are appointed by the Board of Directors (the "Board") and serve at the Board's discretion.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Landmark's common stock (the "Common Stock") has been traded on the Nasdaq National Market since the Company's initial public offering on November 18, 1997 under the symbol "LDMK." The following table sets forth the high and low per-share closing sale price, as reported on the Nasdaq National Market:

                                                            High          Low
                                                            ----          ---
         1998
             Fourth Quarter                                $12.25        $6.00
             Third Quarter                                  10.75        7.375
             Second Quarter                                  9.75        6.375
             First Quarter                                  10.25         8.00

         1997
             Fourth Quarter (from November 18, 1997)       $9.125        $7.00

On March 3, 1999, the last reported sale price of the Company's Common Stock was $10.00 per share and there were 170 holders of record of the Company's Common Stock.

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

ITEM 6.  SELECTED FINANCIAL DATA.

The following selected financial data of the Company are qualified by reference to and should be read in conjunction with the Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Results of Operations and Financial Conditon included elsewhere in this Form 10-K. The consolidated statements of operations data for the years ended December 31, 1996, 1997 and 1998, and the consolidated balance sheet data at December 31, 1997 and 1998 were derived, and are qualified by reference to, Consolidated Financial Statements of the Company which were audited by PricewaterhouseCoopers LLP and are included elsewhere in this Form 10-K. The consolidated statements of operations data for the years ended December 31, 1994 and 1995 and the consolidated balance sheet data at December 31, 1994, 1995 and 1996 are derived from the Company's audited financial statements not included in this Form 10-K.

                                                                 YEAR ENDED DECEMBER 31,
                                                                 -----------------------
                                                  1994          1995       1996       1997      1998
                                                  ----          ----       ----       ----      ----
                                                       (in thousands, except per-share amounts)

STATEMENTS OF OPERATIONS DATA

Total revenues                                 $32,674       $34,460    $36,556    $43,362   $51,658

Gross profit                                    24,830        26,797     27,643     37,478    46,184

Operating expenses
    Sales and marketing                         11,716        13,092     11,671     14,310    17,125
    Product research and development             9,094        12,490     13,924     13,478    15,247
    General and administrative                   7,800         6,872      4,776      5,258     5,560
                                               -------       -------    -------    -------   -------

       Total operating expenses                 28,610        32,454     30,371     33,046    37,932
                                               -------       -------    -------    -------   -------

Operating income (loss)                         (3,780)       (5,657)    (2,728)     4,432     8,252

Net income (loss)                              $(1,921)      $(4,169)   $(1,202)   $ 3,006   $ 6,260

Historical net income (loss) per share (1)
Basic                                          $ (0.28)      $ (0.65)   $ (0.18)   $  0.19   $  0.54
Diluted                                        $ (0.28)      $ (0.65)   $ (0.18)   $  0.17   $  0.51

Pro forma net (loss) income per share (1)
Basic                                                                   $ (0.13)   $  0.32
Diluted                                                                 $ (0.13)   $  0.29

                                                                        DECEMBER 31,
                                                                        ------------
                                                  1994          1995        1996     1997     1998
                                                  ----          ----        ----     ----     ----
                                                                       (in thousands)
BALANCE SHEET DATA

Cash and cash equivalents                         $800          $316       $339    $17,243   $28,322
Working capital (deficit)                       (1,544)       (5,985)    (4,138)    11,218    24,145
Total assets                                    33,172        31,479     25,076     44,508    59,307
Deferred revenue                                18,108        18,548     18,705     20,392    24,799
Long-term debt (less current portion)                -         1,084        592         51         -
Redeemable common stock instruments                319         1,049        704          -         -
Mandatorily redeemable preferred stock           5,391         5,865      5,865          -         -
Stockholders' equity (deficit)                    (204)       (4,915)    (6,290)    18,378    27,967

(1) See Note 2 of Notes to Consolidated Financial Statements for an explanation of the method used to determine the number of shares used to compute basic and diluted net income (loss) per share on both a historical basis and on a pro forma basis.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

RESULTS OF OPERATIONS FOR 1998, 1997 AND 1996

The following table sets forth the Company's Consolidated Statements of Operations expressed as percentages of total revenues for the periods indicated. The Company's revenues are derived from licensing mainframe and client/server computer software, and providing related maintenance and other services.

                                                                       Year Ended December 31,
                                                                     1998      1997       1996
                                                                     ----      ----       ----
              Revenues
                 License revenues                                    47.0%     38.7%      30.8%
                 Maintenance revenues                                53.0      61.3       69.2
                                                                    -----     -----      -----
                    Total revenues                                  100.0     100.0      100.0
                                                                    -----     -----      -----

              Cost of revenues
                 Cost of license revenues                             3.4       6.0       15.8
                 Cost of maintenance revenues                         7.2       7.6        8.6
                                                                    -----     -----      -----
                    Total cost of revenues                           10.6      13.6       24.4
                                                                    -----     -----      -----

                 Gross profit                                        89.4      86.4       75.6
                                                                    -----     -----      -----

              Operating expenses
                 Sales and marketing                                 33.1      33.0       31.9
                 Product research and development                    29.5      31.1       38.1
                 General and administrative                          10.8      12.1       13.1
                                                                    -----     -----      -----
                    Total operating expenses                         73.4      76.2       83.1
                                                                    -----     -----      -----

              Operating income (loss)                                16.0      10.2       (7.5)
              Net interest and other income                           3.4       1.1        2.0
                                                                    -----     -----      -----

              Income (loss) before income taxes                      19.4      11.3       (5.5)
              Provision for (benefit from) income taxes               7.3       4.4       (2.2)
                                                                    -----     -----      -----

              Net income (loss)                                      12.1%      6.9%      (3.3)%
                                                                    =====     =====      =====

Total revenues. Total revenues in 1998 were $51.7 million, an increase of 19.1% from the prior year. Total revenues in 1997 were $43.4 million, an increase of 18.6% from 1996. Revenues in 1998 from mainframe products and services were $44.2 million, an increase of 17.0% from the prior year, and revenues in 1998 from client/server products and services were $7.5 million, an increase of 33.3% from the prior year. The increase in revenues from mainframe products and services was primarily due to an increase in customer conversions to new or modified license agreements, typically containing extended maintenance terms with preferential pricing. The increase in client/server revenues was primarily due to increased acceptance of the client/server products in international markets.

License revenues. License revenues in 1998 were $24.3 million, an increase of 44.7% from the prior year. During 1997, license revenues were $16.8 million, an increase of 48.9% from 1996. The increase in 1998 was primarily due to an increase in the number of new customers, large dollar transactions (transactions greater than $100,000) and customer conversions to new or modified license agreements. During 1998, the Company entered into over 40 license agreements which were large dollar transactions. The increase in license revenues during 1997 as compared to 1996 reflected a focusing of the Company's direct sales force on larger dollar transactions, increased customer acceptance of existing products, additional personnel involved in direct sales activities, the introduction of new products and product enhancements and the commencement of direct operations in Austria, the Benelux countries, Germany and Switzerland on January 1, 1997.

Maintenance revenues. Maintenance revenues in 1998 were $27.4 million, an increase of 3.0% from the prior year. During 1997, maintenance revenues were $26.6 million, an increase of 5.1% from 1996. Maintenance revenues were favorably impacted in 1998 by customer maintenance renewals and the increasing license base. During 1998, maintenance revenues were adversely affected, however, by an increase in conversions of license agreements, which include a higher discount on maintenance fees. Maintenance renewal rates have historically been approximately 90%, and management believes future maintenance renewal rates will continue at this level.

Cost of license revenues. Cost of license revenues includes amortization of capitalized software costs, amortization of international distribution rights acquired, product royalties and materials and packaging expenses. Costs of license revenues in 1998, 1997 and 1996 were $1.8 million, $2.6 million and $5.8 million, respectively, representing 7.3%, 15.4% and 51.3% of license revenues. The $0.8 million reduction from 1997 to 1998 is primarily due to a decrease in amortization of capitalized software costs. The $3.2 million reduction from 1996 to 1997 is primarily due to a $3.6 million decrease in amortization of capitalized software costs, partially offset by $0.6 million of amortization of intangible assets acquired from the Company's former distributor in Austria, the Benelux countries, Germany and Switzerland.

Cost of maintenance revenues. Cost of maintenance revenues consists of personnel and related costs for customer support, training and consulting services. Costs of maintenance revenues in 1998, 1997 and 1996 were $3.7 million, $3.3 million and $3.1 million, respectively, representing 13.5%, 12.4% and 12.4% of maintenance revenues. The $0.4 million increase from 1997 to 1998 is primarily due to an increase in the number of customer service employees. The increase of $0.2 million from 1996 to 1997 is primarily due to the commencement of direct operations in Austria, the Benelux countries, Germany and Switzerland.

Sales and marketing. Sales and marketing expenses include personnel and related costs for the Company's direct sales organization, marketing staff and promotional expenses. Sales and marketing expenses were $17.1 million, $14.3 million and $11.7 million in 1998, 1997 and 1996, respectively, representing 33.1%, 33.0% and 31.9% of total revenues. The $2.8 million increase from 1997 to 1998 is primarily due to a continued growth of the North American direct sales force and an increase in marketing personnel and programs. The $2.6 million increase from 1996 to 1997 is primarily due to expansion of the North American and international direct sales forces and the creation of the telesales organization within the North American sales force.

Product research and development. Product research and development expenses include personnel and related costs for the Company's development staff. Product research and development expenses were $15.2 million, $13.5 million and $13.9 million in 1998, 1997 and 1996, respectively, representing 29.5%, 31.1% and 38.1% of total revenues. The $1.8 million increase from 1997 to 1998 is due to the Company's continued investment in both mainframe and client/server products. The $0.4 million decrease in expenses from 1996 to 1997 is comprised of a reduction in the Company's investment in client/server product development, offset by an increase in the Company's investment in mainframe product development and a reduction in the amount of development costs qualifying for capitalization. The Company capitalized software development costs of $0.3 million and $0.7 million in 1998 and 1996, respectively, and did not capitalize any software development costs in 1997 as any amounts eligible for capitalization were not material.

General and administrative. General and administrative expenses include salaries and related costs of administration, finance and management personnel, as well as legal and accounting fees. General and administrative expenses were $5.6 million, $5.3 million and $4.8 million in 1998, 1997 and 1996, respectively, representing 10.8%, 12.1% and 13.1% of total revenues. The increase from 1997 to 1998 includes increased expenses for information systems personnel and bad debt reserves, partially offset by a decrease in stock compensation expense. The increase from 1996 to 1997 includes $0.6 million of stock compensation expense recorded in 1997, and $0.3 million of bad debt reserves for losses on receivables, partially offset by the impact of the Company's cost containment efforts.

Net interest and other income. Net interest and other income includes interest income recorded on installment receivables, interest income earned on cash balances, interest expense incurred on term and revolving credit facilities and exchange gains (losses) incurred by the Company on transactions denominated in foreign currencies. Net interest and other income were $1.8 million, $0.5 million and $0.7 million for 1998, 1997 and 1996, respectively. The increase from 1997 to 1998 is due to higher levels of interest income earned on the Company's cash balances, which include the proceeds from the Company's initial public offering in November 1997, and the reduction of interest expense, due to the repayment of the Company's debt obligations during 1998. The decrease from 1996 to 1997 is due to foreign exchange losses of $0.3 million recorded during 1997, which resulted from the combination of a strengthened U.S. dollar and additional direct international operations.

Provision for (benefit from) income taxes. The Company's effective rates were 37.7%, 39.1% and (40.3)% for 1998, 1997 and 1996, respectively. The effective tax rates differ from the federal and state statutory income tax rate primarily as a result of the adjustments of valuation allowances to reflect management's judgment as to whether certain tax credit carryforwards would expire before utilization by the Company, and as to the relative likelihood that foreign subsidiary net operating losses would not be recovered.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1998, the Company had cash and cash equivalents of $28.3 million, an increase of 64.3% from the prior year and working capital of $24.1 million. During 1998, net cash provided by operating and financing activities was $11.9 million and $1.7 million, respectively, while net cash used in investing activities was $2.5 million. The Company invests its cash, which includes the $12.0 million proceeds from the Company's initial public offering in November 1997, in a money market fund. The Company had no debt as of December 31, 1998, other than normal trade payables and accrued liabilities. Stockholders' equity at December 31, 1998 was $28.0 million.

The Company continues to finance its growth through funds generated from operations. During 1998, 1997 and 1996, cash flow from operations was $11.9 million, $5.8 million and $4.1 million, respectively. Net cash flow from operating activities is primarily composed of net income, depreciation and amortization, and increases in deferred revenue, partially offset by increases in accounts receivable and unbilled accounts receivable. During 1998, the Company augmented operating cash flows with the sale of $7.8 million of unbilled accounts receivable. The sale of the unbilled receivables resulted in an immaterial gain for the Company. In the future, the Company may sell additional unbilled accounts receivable from time to time depending on the Company's cash flow requirements and whether the terms are financially favorable for the Company.

The Company's investing activities primarily include expenditures for fixed assets in support of the Company's product development activities and infrastructure, and for capitalized software development costs. During 1998, 1997 and 1996, the Company invested $2.3 million, $1.6 million and $0.7 million, respectively, in fixed assets, consisting primarily of computer equipment to expand and upgrade the Company's development activities. The Company expects to upgrade, on an ongoing basis, its development environments to meet changing customer and market requirements. For 1999, the Company's investments in fixed assets are expected to total $3.3 million, partially in connection with its planned second quarter headquarters relocation.

The Company's investing activities also include amounts recorded as capitalized software development costs. Of the total research and development expenditures of $15.5 million, $13.5 million and $14.7 million during 1998, 1997 and 1996, the Company capitalized costs of $0.3 million and $0.7 million in 1998 and 1996, respectively. The Company did not capitalize any software development costs in 1997 as any amounts eligible for capitalization were not material.

In January 1999, the Company signed an agreement to acquire certain rights and related assets from Software Products Limited ("Software Products"), a former international distributor of the Company's products. As a result of the agreement, the Company regained direct access to its customers in the United Kingdom. As consideration for the acquisition of these rights, the Company paid Software Products $4.0 million in cash. As further consideration, the Company issued to Software Products 91,586 shares of Company common stock, with a fair value of $850,000 and subject to certain resale restrictions and registration rights. Additionally, the Company granted Software Products a warrant to purchase 150,000 shares of the Company's common stock at the then fair market value of $10 per share, which vested upon issuance and expires in January 2009. The Company will record the acquisition of the customer base as an intangible asset representing the cash payment and the fair value of the stock and warrant issued, with the related intangible asset being amortized into cost of license revenues over five years. Management believes the transaction will be accretive beginning in 1999.

The Company believes that cash and cash equivalents at December 31, 1998 and cash flow generated from operations will provide sufficient liquidity to meet its needs for at least the next twelve months. To the extent the Company makes acquisitions of other companies, products or technologies, the Company may use working capital, sell or issue additional equity or debt securities or use credit facilities.

INTRODUCTION OF THE EURO CURRENCY

The Euro became the single currency for most European countries on January 1, 1999, and the transition from national currencies to the Euro will be phased in over several years. The Company is assessing Euro issues related to its treasury operations, product pricing, contracts and accounting systems. Although the evaluation of these issues is still in process, management currently believes that the Company's existing or planned hardware and software systems will accommodate the transition to the Euro and any required operating changes will not have a material effect on future results of operations or financial condition.

NEW ACCOUNTING PRONOUNCEMENTS

In December 1998, the American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position (SOP) 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." SOP 98-9 modifies SOP 97-2 by requiring revenue to be recognized using the "residual method" if certain conditions are met. SOP 98-9 will be effective for the Company's 2000 financial statements. Management is assessing the impact that SOP 98-9 will have on the Company's results of operations.

In March 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 became effective January 1, 1999. Management does not believe that SOP 98-1 will have a material impact on the Company's results of operations or financial condition.

YEAR 2000 COMPLIANCE

The Company has conducted an evaluation of its computer systems and products in an effort to determine the actions, if any, necessary to make them Year 2000 compliant. The term "Year 2000 compliant" (or similar terms) generally means that information technology hardware and software are able to correctly interpret and manipulate dates up to and through the year 2000, without interruption as the result of the change to this date.

This evaluation has involved both testing its computer systems and requesting certifications from its vendors. The Company has received vendor certification that all of its business critical information technology systems, including internal communication systems, accounting and finance systems, customer service systems and sales and marketing tracking systems, are Year 2000 compliant. Based upon its evaluation, the Company has determined that approximately eighty percent of its information technology systems are Year 2000 compliant, but has also found that certain non-business critical software applications may not be compliant. The Company is engaged in upgrading, replacing and testing these applications, and this process is expected to be completed by the end of the second quarter of 1999.

The Company also recognizes that there are risks with respect to embedded systems that are not necessarily a part of the Company's information technology systems but contain microprocessor chips, which may not function properly with the change of date to the year 2000. The majority of the embedded systems on which the Company relies in its day-to-day operations are owned and managed by the lessors of the buildings in which the Company's offices are located, or by agents of such lessors. During the second quarter of 1999, the Company will move its headquarters to a new facility, presently under construction and containing new mechanical systems, in Reston, Virginia. Additionally, the Company intends to install a new telephone switch in the new facility. The Company is in the process of determining whether such new mechanical and telephone switch systems are Year 2000 compliant, and presently believes that they will be so, based on its building construction manager's experience with other such systems, and the claims made by the manufacturers of such systems. The Company intends to seek certificates from these manufacturers that their systems are Year 2000 compliant.

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

Disruptions with respect to the computer systems of vendors or customers, which are outside the control of the Company, could impair the ability of the Company to obtain services from or conduct business with its customers. The Company believes that its primary exposure is with respect to public utilities and telecommunications service providers. The Company is in the process of sending letters to these providers requesting written certification of Year 2000 compliance. Disruptions of the Company's utilities or telecommunications systems could have a material adverse effect upon the Company's financial condition and results of operations. The Company believes that no other providers are material to its business. Disruptions of customers' computer systems could interfere with payments to the Company by such customers, and therefore with the Company's ability to make timely payments on its accounts, and could otherwise cause disruptions to the Company's operations. None of the Company's customers, however, is individually material to the Company's business and the Company does not presently intend to seek certifications from its customers that their internal computer systems are Year 2000 compliant.

With respect to the products sold by the Company, the Company has determined that, to the extent that underlying hardware platforms, operating systems applications and databases will accommodate the year 2000 date change, the Company's performance management software products are Year 2000 compliant. Notwithstanding its efforts to attempt to ensure that its products are Year 2000 compliant, the Company may experience future uncertainties and problems relating to the year 2000 date change issue, including but not limited to possible technical problems and/or customer claims.

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

The Company has incurred to date approximately $0.3 million for Year 2000 remediation activities, of which approximately $0.1 million was incurred in 1998. The Company currently expects to incur approximately $0.1 million in 1999 for Year 2000 remediation activities. There can be no assurance that the actions taken by the Company with respect to its internal information technology systems, embedded systems or its products will eliminate the numerous and varied risks associated with the year 2000 date change. Further, there can be no assurance that the Company will not be adversely affected by any year 2000 related difficulties encountered by vendors or customers or by any downturn in information technology purchases or in the economy in general as the year 2000 date change draws nearer, or after such date change. Additionally, the effects of any actual Year 2000 non-compliance problem directly or indirectly experienced by the Company could be exacerbated by the fact that the Company normally experiences its largest quarterly sales for a given calendar year in the fourth quarter of each year, and invoices and receives payment for such sales in the first quarter of the following calendar year. Accordingly, should a Year 2000 non-compliance problem or problems affect the Company's customers, the potential impact on the Company's operations could be greater than if the Company received these payments at the time of sale or some time other than the calendar quarter immediately after the date switch from 1999 to 2000. Any of these risks could have a material adverse effect on the Company's financial condition and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company has subsidiaries in the United Kingdom, Spain, Australia, Hong Kong, Germany and The Netherlands to act as distributors of its products. Additionally, the Company uses third party distributors to market and distribute its products in other international regions. Transactions conducted by the subsidiaries are typically denominated in the local country currency, while transactions conducted by the distributors are typically denominated in U.S. dollars. As a result, the Company is primarily exposed to foreign exchange rate fluctuations as the financial results of its subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and impact overall expected profitibility. However, through and as of December 31, 1998, the Company's exposure was not material to the overall financial statements taken as a whole. The Company has not entered into any foreign currency hedging transactions with respect to its foreign currency market risk.

The Company does not have any financial instruments subject to material market risk, except as discussed above. See Note 2 - Summary of Significant Accounting Policies in the Company's Notes to Consolidated Financial Statements contained elsewhere in this Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Landmark Systems Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Landmark Systems Corporation and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

McLean, Virginia
February 15, 1999

                                                    LANDMARK SYSTEMS CORPORATION

                                               CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                 YEAR ENDED DECEMBER 31,
                                                                                 -----------------------
                                                                        1998               1997                1996
                                                                        ----               ----                ----
     Revenues
          License revenues                                           $24,274,671          $16,781,122         $11,268,496
          Maintenance revenues                                        27,383,169           26,581,373          25,287,902
                                                                     -----------          -----------         -----------
               Total revenues                                         51,657,840           43,362,495          36,556,398
                                                                     -----------          -----------         -----------

     Cost of revenues
          Cost of license revenues                                     1,770,824            2,583,265           5,775,318
          Cost of maintenance revenues                                 3,702,575            3,300,851           3,138,095
                                                                     -----------          -----------         -----------
               Total cost of  revenues                                 5,473,399            5,884,116           8,913,413
                                                                     -----------          -----------         -----------
          Gross profit                                                46,184,441           37,478,379          27,642,985
                                                                     -----------          -----------         -----------

     Operating expenses
          Sales and marketing                                         17,124,823           14,309,460          11,670,261
          Product research and development                            15,247,055           13,478,173          13,924,117
          General and administrative                                   5,560,788            5,258,230           4,776,282
                                                                     -----------          -----------         -----------
               Total operating expenses                               37,932,666           33,045,863          30,370,660
                                                                     -----------          -----------         -----------

     Operating income (loss)                                           8,251,775            4,432,516          (2,727,675)
          Interest and other income                                    1,832,310              776,321           1,077,558
          Interest expense                                               (41,668)            (275,741)           (364,676)
                                                                     -----------          -----------         -----------

     Income (loss) before income  taxes                               10,042,417            4,933,096          (2,014,793)
          Provision for (benefit from) income taxes                    3,782,267            1,927,444            (812,512)
                                                                     -----------          -----------         -----------

     Net income (loss)                                                 6,260,150            3,005,652          (1,202,281)
          Accretion and dividends on preferred stock                           -            1,475,409             153,000
                                                                     -----------          -----------         -----------

     Net income (loss) available to common stockholders              $ 6,260,150          $ 1,530,243         $(1,355,281)
                                                                     ===========          ===========         ===========

     Historical income (loss) per share
          Basic                                                          $  0.54          $      0.19         $     (0.18)
          Diluted                                                        $  0.51          $      0.17         $     (0.18)

     Pro forma income (loss) per share
          Basic                                                                           $      0.32         $     (0.13)
          Diluted                                                                         $      0.29         $     (0.13)

       The accompanying notes are an integral part of the consolidated financial statements.

                                          LANDMARK SYSTEMS CORPORATION

                                           CONSOLIDATED BALANCE SHEETS

                                                                                      DECEMBER 31,
                                                                                      ------------
                                                                               1998                 1997
                                                                               ----                 ----
     ASSETS
     Current assets:
       Cash and cash equivalents                                              $28,322,234          $17,242,681
       Accounts receivable, net of allowance for doubtful
         accounts of $1,323,000 and $621,000                                   10,902,168           10,354,747
       Unbilled accounts receivable                                             5,728,250            4,657,659
       Deferred income taxes, net                                               1,644,482            1,264,501
       Other current assets                                                       854,082              242,644
                                                                              -----------          -----------
           Total current assets                                                47,451,216           33,762,232


     Unbilled accounts receivable - noncurrent                                  5,486,240            4,786,569
     Fixed assets, net                                                          4,121,290            3,249,241
     Capitalized software costs, net                                              257,722              400,373
     Deferred income taxes, net - noncurrent                                    1,094,397              946,517
     Intangible assets, net                                                       616,000            1,232,000
     Other assets                                                                 280,030              131,332
                                                                              -----------          -----------
     Total assets                                                             $59,306,895          $44,508,264
                                                                              ===========          ===========

     LIABILITIES AND STOCKHOLDERS'  EQUITY
     Current liabilities:
       Accounts payable                                                       $ 1,042,701          $   709,653
       Accrued expenses and other current liabilities                           3,566,715            3,149,437
       Deferred revenue                                                        17,088,814           17,276,345
       Income taxes payable                                                     1,608,025              868,126
       Debt due within one year                                                         -              540,771
                                                                              -----------          -----------
              Total current liabilities                                        23,306,255           22,544,332

     Long-term debt                                                                     -               50,725
     Deferred revenue - noncurrent                                              7,710,350            3,115,495
     Other liabilities                                                            323,212              419,528
                                                                              -----------          -----------
              Total liabilities                                                31,339,817           26,130,080
                                                                              -----------          -----------

     Commitments

     Stockholders' equity:
       Common stock, $.01 par value, 30,000,000 shares
         authorized, 11,782,585 and 11,213,331 issued and
         outstanding                                                              117,826              112,133
       Additional paid-in capital                                              26,692,818           23,413,955
       Retained earnings (deficit)                                              1,019,503           (5,240,647)
       Accumulated other comprehensive income                                     136,931               92,743
                                                                              -----------          -----------
              Total stockholders' equity                                       27,967,078           18,378,184
                                                                              -----------          -----------
     Total liabilities and stockholders' equity                               $59,306,895          $44,508,264
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

                                                                   LANDMARK SYSTEMS CORPORATION

                                                  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                 COMMON SHARES
                                          ---------------------------                                 ACCUMULATED
                                                                      ADDITIONAL                          OTHER
                                                                       PAID-IN          EARNINGS/      COMPREHENSIVE
                                            ISSUED      PAR VALUE      CAPITAL          (DEFICIT)        INCOME           TOTAL
                                            ------      ---------      -------          ---------        ------           -----

Balance at December 31, 1995                7,331,895     $73,320      $432,300       $(5,415,609)      $ (4,536)    $(4,914,525)
  Comprehensive income (loss):
     Net loss                                      --          --            --        (1,202,281)            --              --
     Foreign currency translation (net
       of tax of $13,492)                          --          --            --                --        (19,964)             --
  Total comprehensive income (loss)                --          --            --                --             --      (1,222,245)
  Series A Preferred Stock
    dividends                                      --          --            --          (153,000)            --        (153,000)
                                           ----------     -------      --------       -----------       --------     -----------

Balance at December 31, 1996                7,331,895      73,320       432,300        (6,770,890)       (24,500)     (6,289,770)
  Comprehensive income:
     Net income                                    --          --            --         3,005,652             --              --
     Foreign currency translation (net
       of tax of $75,185)                          --          --            --                --        117,243              --
  Total comprehensive income                       --          --            --                --             --       3,122,895
  Issuance of warrants                             --          --        48,000                --             --          48,000
  Series B Preferred Stock issuance
    costs                                          --          --       (52,115)               --             --         (52,115)
  Preferred stock redemption value
    adjustment                                     --          --            --        (1,232,579)            --      (1,232,579)
  Common stock issued upon exercise
    of non-qualified stock options            317,177       3,171     1,115,358                --             --       1,118,529
  Tax benefit from  exercise of
    non-qualified stock options                    --          --       265,446                --             --         265,446
  Compensation expense for options
    granted to non-employees                       --          --       169,268                --             --         169,268
  Common stock repurchased                   (136,209)     (1,362)     (871,156)               --             --        (872,518)
  Waiver of rights to require
    repurchase                                  8,240          82       237,026                --             --         237,108
  Series A Preferred Stock dividends               --          --            --          (242,830)            -         (242,830)
  Issuance of common stock pursuant
    to the initial public offering          2,000,000      20,000    13,000,000                --             --      13,020,000
  Initial public offering issuance costs           --          --    (1,000,942)               --             --      (1,000,942)
  Lapse of rights to require repurchase       265,650       2,656     1,612,456                --             --       1,615,112
  Conversion of preferred stock
    to common stock                         1,426,578      14,266     8,458,314                --             --       8,472,580
                                           ----------    --------   -----------       -----------   ------------     -----------


Balance at December 31, 1997               11,213,331     112,133    23,413,955        (5,240,647)        92,743      18,378,184
  Comprehensive income:
     Net income                                    --          --            --         6,260,150             --              --
     Foreign currency translation (net
       of tax of $26,698)                          --          --            --                --         44,188              --
  Total comprehensive income                       --          --            --                --             --       6,304,338
  Common stock issued upon exercise
    of non-qualified stock options            529,742       5,298     2,099,515                --             --       2,104,813
  Tax benefit from  exercise of
    non-qualified stock options                    --          --       904,852                --             --         904,852
  Issuance of common stock pursuant
    to the 1998 SPP                            39,512         395       274,496                --             --         274,891
                                           ----------    --------   -----------       -----------       --------     -----------
Balance at December 31, 1998               11,782,585    $117,826   $26,692,818       $ 1,019,503       $136,931     $27,967,078
                                           ==========    ========   ===========       ===========       ========     ===========

       The accompanying notes are an integral part of the consolidated financial statements.

                                                           LANDMARK SYSTEMS CORPORATION

                                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         YEAR ENDED DECEMBER 31,
                                                                                         -----------------------
                                                                               1998              1997             1996
                                                                               ----              ----             ----

           Cash flows from operating activities:
             Net income (loss)                                               $ 6,260,150       $ 3,005,652      $(1,202,281)
             Adjustments to reconcile net income (loss) to net cash
                 provided by operating activities:
               Depreciation and amortization                                   2,396,549         3,066,826        5,865,608
               Provision for (reduction in) losses on accounts
                 receivable                                                      603,015           348,882          (73,436)
               Benefit  for loss on leases                                             -                 -         (351,257)
               Stock compensation expense (benefit)                               99,687           590,917          (96,381)
               (Benefit from) provision for deferred income taxes               (527,861)          269,370       (1,598,539)
               Tax benefit from exercise of stock options                        904,852           265,446                -
               Increase in accounts receivable                                (1,150,436)       (1,156,315)        (433,803)
               Decrease in income taxes receivable                                 2,080            13,981        3,158,371
               Sale of unbilled accounts receivable                            7,820,975                 -                -
               (Increase) decrease in unbilled accounts receivable            (9,591,237)       (2,182,813)         564,018
               Increase (decrease) in accounts payable and accrued
                 expenses and other current liabilities                          750,326          (192,934)      (1,566,804)
               Increase in income taxes payable                                  739,899           596,838          271,288
               Increase in deferred revenue                                    4,407,324         1,377,254          157,187
               Increase in other, net                                           (858,532)         (240,614)        (549,862)
                                                                             -----------       -----------      -----------
                    Net cash provided by operating activities                 11,856,791         5,762,490        4,144,109
                                                                             -----------       -----------      -----------

           Cash flows from investing activities:
             Capital expenditures                                             (2,252,225)       (1,553,874)        (728,494)
             Capitalized software costs                                         (257,722)                -         (734,574)
                                                                             -----------       -----------      -----------
                    Net cash used in investing activities                     (2,509,947)       (1,553,874)      (1,463,068)
                                                                             -----------       -----------      -----------

           Cash flows from financing activities:
             Principal payments on loans                                        (591,496)         (494,017)        (414,487)
             Payments on line of  credit                                               -        (1,000,000)      (1,822,118)
             Issuance of common stock in the initial public offering                   -        12,019,058                -
             Issuance of common stock pursuant to exercise of
               stock options                                                   2,005,126         1,659,745          882,628
             Issuance of common stock pursuant to employee
               stock purchase plans                                              274,891           278,791           69,828
             Repurchases of common stock                                               -          (965,884)      (1,201,188)
             Issuance of Series B Preferred Stock                                      -         2,447,885                -
             Redemptions of Series A Preferred Stock                                   -        (1,124,999)               -
             Payment of Series A Preferred Stock dividends                             -          (242,830)        (153,000)
                                                                             -----------       -----------      -----------
                    Net cash provided by (used in) financing activities        1,688,521        12,577,749       (2,638,337)
                                                                             -----------       -----------      -----------

           Effect of exchange rate changes on cash                                44,188           117,243          (19,964)
                                                                             -----------       -----------      -----------

           Net increase in cash and cash equivalents                          11,079,553        16,903,608           22,740
           Cash and cash equivalents, beginning of period                     17,242,681           339,073          316,333
                                                                             -----------       -----------      -----------

           Cash and cash equivalents, end of period                          $28,322,234       $17,242,681      $   339,073
                                                                             ===========       ===========      ===========

       The accompanying notes are an integral part of the consolidated financial statements.

                          LANDMARK SYSTEMS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION AND OPERATIONS

    Landmark Systems Corporation (the "Company") was incorporated in the Commonwealth of Virginia in November 1982 and commenced operations in 1983. The Company is engaged in the development, marketing and distribution of computer software products and the provision of related services. The Company is a supplier of performance management software products which measure, analyze, report and predict performance for both the mainframe and client/server computing environments.

    The Company has established subsidiaries in the United Kingdom, Spain, Australia, Hong Kong, Germany and The Netherlands to act as distributors of its products in Europe, the Middle East, Africa, Australia, New Zealand and Southeast Asia. Additionally, the subsidiaries provide technical support, marketing and distribution support in their geographic markets.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

    The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated.

    The Company completed an initial public offering of its $.01 par value common stock on November 18, 1997 (the "IPO"). In preparation for the IPO, on October 22, 1997, the Company increased the number of authorized shares of common stock from 15 million shares to 30 million shares. A three-for-two stock split of the common stock took effect on November 17, 1997. All references to the number of shares authorized, issued and outstanding and per-share information for all periods presented have been adjusted to reflect the effects of the stock split and share authorization.

Cash and Cash Equivalents

    For purposes of the consolidated balance sheets and statements of cash flows, the Company considers all highly liquid investment instruments with an original maturity of three months or less to be cash equivalents.

Revenue Recognition

    Revenues are recognized in accordance with Statement of Position (SOP) 97-2, "Software Revenue Recognition." Sales of perpetual software licenses are recorded as revenues when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectibility is probable. Maintenance revenues generally are collected prior to the performance of the related services and are recorded as deferred revenue and recognized ratably over the period during which the services are performed. For transactions involving both license and maintenance revenues, the Company allocates the revenues based upon the relative vendor specific objective evidence of fair values of the license and the maintenance services.

    In certain circumstances, the Company enters into a long-term payment arrangement with a licensee. Under these types of arrangements, the Company allows the licensee to pay the license fees plus maintenance fees over a three-to-five- year period, generally in annual installments. If collectibility by the Company is probable, the Company records the present value of the contracted stream of payments as an unbilled account receivable in its financial statements. Of this amount, the Company recognizes the underlying license fee as license revenue and defers the underlying maintenance fee. As installments are invoiced to the licensee in accordance with the payment arrangement, the Company reflects a reduction in its unbilled accounts receivable and an increase in its accounts receivable. Historically, the Company has not granted concessions nor experienced significant bad debts associated with these long-term payment arrangements. At December 31, 1998 and 1997, unbilled accounts receivable have been reduced by $1,599,000 and $1,463,000, respectively, to reflect such amounts at their present values.

    The Company has relationships with a number of third-party distributors to market and distribute its products internationally. Under such arrangements, the distributors report to, are invoiced by and remit payments to the Company based on transactions with the ultimate customer. The Company records license revenues and service revenues based upon transactions reported to the Company.

    The Company records an accrual for estimated sales returns. Historically, such amounts have not been material.

Fixed Assets

    Fixed assets are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives used to compute depreciation are generally five years for computer equipment, office equipment and furniture. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the estimated useful lives of the improvements or the term of the related lease.

Intangible Assets

    In January 1997, the Company signed an agreement to acquire certain rights and related assets from Infarmedica Holding AG ("Infarmedica"), a former distributor of the Company's products. Under the terms of the agreement governing this relationship, Infarmedica held exclusive rights to market certain of the Company's products in Austria, the Benelux countries, Germany and Switzerland. As a result of the 1997 agreement, the Company gained access to a significant customer base in these European countries (including an assignment of license and maintenance agreements) and established subsidiaries in Germany and The Netherlands to support these customers directly. In consideration for the acquisition of these rights, the Company will pay Infarmedica $1,800,000 in installment payments from 1997 through 1999, of which $400,000 was paid in 1998 and $900,000 was paid in 1997. In addition, the Company granted Infarmedica a warrant to purchase 225,000 shares of the Company's common stock at $4.00 per share, which was fully vested upon issuance, expires on January 1, 2007 and is transferable only with the Company's consent. The Company recorded the acquisition of the customer base as an intangible asset representing the present value of the cash payments plus the fair value of the warrant issued. The related intangible asset will be amortized over three years. Amortization expense for each of the years ended December 31, 1998 and 1997 was $616,000.

Software Development Costs

    The Company accounts for its software development activities in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed." The Company capitalizes costs incurred subsequent to the point of demonstrated technological feasibility and up to the time the product is available for release to customers. Amortization is computed on an individual product basis and is the greater of (i) the ratio of current gross revenues for a product to the total current and anticipated future gross revenues for the product or (ii) the straight-line method over the estimated economic life of the product. Effective January 1, 1996, the Company prospectively decreased the estimated economic life of its capitalized software products from three to five years to 18 months. Amortization expense recorded in 1997 and 1996 would have been $750,000 higher and $2.3 million lower, respectively, if this change had not been made. The effect of the change was to increase net income for 1997 by $450,000 ($0.06 per basic share and $0.05 per diluted share on a historical basis and $0.04 per basic and diluted share on a pro forma basis) and decrease net income in 1996 by $1.5 million ($0.20 per basic and diluted share on a historical basis and $0.16 per basic and diluted share on a pro forma basis).

Impairment of Long-Lived Assets

    Long-lived assets are evaluated for possible impairment through a review of undiscounted expected future cash flows. If the sum of the undiscounted expected future cash flows is less than the carrying amount of the asset or if changes in facts and circumstances indicate, an impairment loss is recognized.

Stock-Based Compensation

    The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Under APB No. 25, compensation expense is measured as the excess, if any, of the market price of the Company's stock at the date of grant over the exercise price of the option granted. Compensation expense for stock options, if any, is recognized ratably over the vesting period. The Company provides additional pro forma disclosures as required under SFAS No. 123, "Accounting for Stock-Based Compensation" (Note 11).

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

Comprehensive Income

    Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components. The Company's total comprehensive income is comprised of net income and other comprehensive income, which consists of foreign currency translation adjustments, and is presented in the Consolidated Statement of Changes in Stockholders' Equity (Deficit). Prior year financial statements have-been reclassified to conform with these requirements.

Foreign Currency Translations

    The functional currency for the Company's international subsidiaries is the applicable local currency. The financial statements of international subsidiaries are translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates during each reporting period for results of operations. Adjustments resulting from translation of financial statements are included in stockholders' equity as other comprehensive income. The Company does not attempt to hedge its foreign currency exposures. Foreign currency losses of $6,000, $253,000 and $9,600 in 1998, 1997 and 1996, respectively, are included in other income.

Fair Value of Financial Instruments

    The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to the short maturity of those instruments. The carrying amounts of debt due within one year and long-term debt approximate their fair value.

    The Company has $11,214,000 and $9,444,000 of unbilled accounts receivable outstanding at December 31, 1998 and 1997, respectively; the estimated fair values of these receivables are $12,095,000 and $10,474,000, respectively, calculated using discounted cash flows.

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

Earnings Per Share

    The Company adopted SFAS No. 128, "Earnings per Share," for its financial statements for the year ended December 31, 1997. SFAS No. 128 requires restatement of earnings per share for all periods presented. The following reconciliation of the numerators and denominators is provided for historical basic and diluted net income (loss) per share for 1998, 1997 and 1996. Basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding. Diluted net income (loss) per share is computed by additionally reflecting the potential dilution that could occur, using the treasury stock method, if warrants and options to acquire common stock were exercised or resulted in the issuance of common stock that then shared in the earnings of the Company.


                                                            Income            Shares          Per-Share
                                                         (Numerator)       (Denominator)        Amount
                                                         -----------       -------------        ------

FOR THE YEAR ENDED DECEMBER 31, 1998
HISTORICAL BASIC EPS
     Net income available to common stockholders        $ 6,260,150          11,491,395         $ 0.54
  EFFECT OF DILUTIVE SECURITIES
     Common stock options and warrants                            -             881,634
                                                        -----------          ----------
HISTORICAL DILUTED EPS                                  $ 6,260,150          12,373,029         $ 0.51
                                                        ===========          ==========

FOR THE YEAR ENDED DECEMBER 31, 1997
  Net income                                            $ 3,005,652
  Less accretion and dividends on
    Preferred stock                                      (1,475,409)
                                                        -----------
HISTORICAL BASIC EPS
     Net income available to common stockholders          1,530,243           7,876,208         $ 0.19
  EFFECT OF DILUTIVE SECURITIES
     Common stock options and warrants                           --             889,056
                                                        -----------          ----------
HISTORICAL DILUTED EPS                                  $ 1,530,243           8,765,264         $ 0.17
                                                        ===========           =========

FOR THE YEAR ENDED DECEMBER 31, 1996
  Net loss                                              $(1,202,281)
  Less accretion and dividends on
    Preferred stock                                        (153,000)
                                                        -----------
HISTORICAL BASIC EPS
    Net income available to common stockholders          (1,355,281)          7,380,316         $(0.18)
  EFFECT OF DILUTIVE SECURITIES
     Common stock options and warrants                           --                  --
                                                        -----------        ------------
HISTORICAL DILUTED EPS                                  $(1,355,281)          7,380,316         $(0.18)
                                                        ===========           =========

    For the purposes of the historical diluted EPS calculations for 1996, common stock options and warrants are excluded because their impact is anti-dilutive.

    In light of the changes in the capital structure of the Company which took effect at the time of the IPO and in accordance with Staff Accounting Bulletin No. 98, the Company calculated its basic and diluted net income (loss) per share on a pro forma basis, assuming (i) conversion of the Series A Preferred Stock into 833,785 shares of the Company's common stock, (ii) conversion of the Series B Preferred Stock into 592,793 shares of the Company's common stock, and (iii) lapse of the rights to require repurchase by holders of the redeemable common stock instruments, all as of the beginning of the period. The following reconciliation of the numerator and denominator is provided for pro forma basic and diluted net income (loss) for 1997 and 1996:

                                                             Income             Shares         Per-Share
                                                           (Numerator)      (Denominator)       Amount
                                                           -----------      -------------       ------

       FOR THE YEAR ENDED DECEMBER 31, 1997
         Net income                                        $ 3,005,652
         Less accretion and dividends on
            preferred stock                                 (1,475,409)
                                                           -----------
         Net income available to common stockholders         1,530,243         7,722,083
         Assumed conversion of preferred stock
            at the beginning of the period                   1,475,409         1,426,578
         Assumed conversion of redeemable common stock
            instruments at the beginning of the period              --           273,890
                                                           -----------        ----------
       PRO FORMA BASIC EPS                                   3,005,652         9,422,551         $   0.32
         EFFECT OF DILUTIVE SECURITIES
            Common stock options and warrants                       --           889,382
                                                           -----------        ----------
       PRO FORMA DILUTED EPS                               $ 3,005,652        10,311,933         $   0.29
                                                           ===========        ==========

       FOR THE YEAR ENDED DECEMBER 31, 1996
         Net loss                                          $(1,202,281)
         Less accretion and dividends on
            preferred stock                                   (153,000)
                                                           -----------
         Net income available to common stockholders        (1,355,281)        7,492,730
         Assumed conversion of preferred stock
            at the beginning of the period                     153,000         1,426,578
         Assumed conversion of redeemable common stock
           instruments at the beginning of the period               --           273,890
                                                           -----------        ----------
       PRO FORMA BASIC EPS                                  (1,202,281)        9,193,198         $ ( 0.13)
         EFFECT OF DILUTIVE SECURITIES
            Common stock options and warrants                       --                --
                                                           -----------        ----------
       PRO FORMA DILUTED EPS                               $(1,202,281)        9,193,198         $  (0.13)
                                                           ===========        ==========

    For the purposes of the pro forma diluted EPS calculation for 1996, common stock options and warrants are excluded because their impact is anti-dilutive.

NOTE 3 -- SALE OF UNBILLED ACCOUNTS RECEIVABLE

    In December 1998, the Company sold, without recourse, unbilled accounts receivables with a book value of $7,821,000 to augment the Company's cash flow. The unbilled receivables sold were comprised of amounts greater than $100,000 from customers in the U.S., with remaining payments of up to four years. The transaction was accounted for pursuant to SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and resulted in an immaterial gain for the Company.

NOTE 4 -- FIXED ASSETS

    Fixed assets consist of the following:

                                                             December 31,
                                                         1998             1997
                                                         ----             ----
       Computer equipment                              $5,782,284       $ 4,305,632
       Office equipment                                 5,409,056         4,881,920
       Furniture and equipment                          3,197,527         3,256,845
       Leasehold improvements                           1,572,812         1,259,912
                                                       ----------       -----------
                                                       15,961,679        13,704,309

       Less accumulated depreciation                  (11,840,389)      (10,455,068)
                                                      -----------       -----------
           Fixed assets, net                           $4,121,290       $ 3,249,241
                                                       ==========       ===========


    Depreciation expense was approximately $1,385,000, $1,201,000 and $1,024,000 in 1998, 1997 and 1996, respectively.

NOTE 5 -- CAPITALIZED SOFTWARE COSTS

    Capitalized software costs consist of the following:

                                                             December 31,
                                                         1998             1997
                                                         ----             ----

       Capitalized software costs                    $ 20,163,698      $ 19,905,976
       Less accumulated amortization                  (19,905,976)      (19,505,603)
                                                      -----------       -----------
           Capitalized software, net                 $    257,722      $    400,373
                                                     ============      ============

    The Company capitalized software development costs of approximately $258,000 and $735,000 during 1998 and 1996, respectively. The Company did not capitalize any software development costs in 1997, as any amounts eligible for capitalization were not material. Amortization expense of capitalized software costs was approximately $400,000, $1,250,000 and $4,841,000 in 1998, 1997 and
1996, respectively.

NOTE 6 -- DEBT

    At December 31, 1997, the Company's debt consisted of a note payable with a balance of $591,496, of which $50,725 was long-term. The note, with an interest rate of 9% and secured by fixed assets, was due in monthly installments from February 1996 through January 1999. The Company paid the remaining balance of the note in December 1998.

    The Company paid interest of approximately $42,000, $278,000 and $414,000 in 1998, 1997 and 1996, respectively.

NOTE 7 -- SEGMENT INFORMATION

    The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" in 1998 which changes the way the Company reports information about its operating segments. The information for 1997 and 1996 has been restated from the prior year's presentation to conform to the 1998 presentation.

    The Company classifies its operations into one industry segment, software development and related services. The Company categorizes its products and services into two groups: mainframe and client/server. The Company's revenues by product group consist of the following:

                                                                     Year Ended December 31,
                                                            1998                1997               1996
                                                            ----                ----               ----
             Mainframe                                 $44,167,866         $37,741,852         $32,643,098
             Client/server                               7,489,974           5,620,643           3,913,300
                                                       -----------         -----------         -----------
                Total revenues                         $51,657,840         $43,362,495         $36,556,398
                                                       ===========         ===========         ===========

    The Company sells its products outside the United States through its subsidiaries and international distributors. Revenues from international distributors are presented net of royalties paid to the distributors. The Company's revenues by country or geographic region are as follows:

                                                                     Year Ended December 31,
                                                            1998                1997               1996
                                                            ----                ----               ----
         United States                                 $35,142,411         $28,786,077         $24,685,933
         Germany                                         4,165,628           2,666,617           1,908,442
         United Kingdom                                  2,391,301           1,697,749           1,451,827
         The Netherlands                                 2,126,476           1,359,219             427,169
         Japan                                           1,813,372           2,439,068           2,001,001
         Australia                                       1,553,149           1,512,141           1,544,511
         Other European countries                        1,733,645           2,000,492           2,932,862
         Rest of world                                   2,731,858           2,901,132           1,604,653
                                                       -----------         -----------         -----------
              Total revenue                            $51,657,840         $43,362,495         $36,556,398
                                                       ===========         ===========         ===========

    The Company's long-lived assets, which consist of fixed assets, capitalized software and intangible assets, by country or geographic region are as follows:

                                                                          December 31,
                                                            1998                1997               1996
                                                            ----                ----               ----

         United States                                  $4,760,777          $4,630,314          $4,440,419
         Europe                                            185,372             193,744              23,094
         Australia and Southeast Asia                       48,863              57,556              83,051
                                                        ----------          ----------          ----------
              Long-lived assets                         $4,995,012          $4,881,614          $4,546,564
                                                        ==========          ==========          ==========

NOTE 8 -- INCOME TAXES

    Income (loss) before income taxes consists of the following:

                                                                     Year Ended December 31,
                                                            1998                1997               1996
                                                            ----                ----               ----
         United States                                 $ 9,674,188          $5,560,340         $(1,559,453)
         International subsidiaries                        368,229            (627,244)           (455,340)
                                                      ------------          ----------         -----------
              Income (loss) before taxes               $10,042,417          $4,933,096         $(2,014,793)
                                                       ===========          ==========         ===========

    The provision for (benefit from) income taxes consists of the following:

                                                                     Year Ended December 31,
                                                            1998                1997               1996
                                                            ----                ----               ----

         Current taxes payable:
           U.S. Federal                                $ 3,305,390           $ 994,371           $ 226,835
           Foreign                                         762,284             520,103             518,599
           State and local                                 242,454             143,600              40,593
                                                         ---------           ---------           ---------
                                                         4,310,128           1,658,074             786,027
                                                         ---------           ---------           ---------

         Deferred tax provision (benefit):
           U.S. Federal                                   (527,255)            333,311          (1,534,972)
           Foreign                                          44,587             (89,822)                  -
           State and local                                 (45,193)             25,881             (63,567)
                                                        ----------         -----------        ------------
                                                          (527,861)            269,370          (1,598,539)
                                                       -----------          ----------         -----------

         Provision for (benefit from) income taxes      $3,782,267          $1,927,444         $  (812,512)
                                                        ==========          ==========         ===========

    The Company paid income taxes of approximately $2,795,000, $1,334,000 and $527,000 in 1998, 1997 and 1996, respectively. Foreign taxes paid relate primarily to taxes withheld from revenues remitted by international distributors.

    The Company provides deferred taxes for temporary differences between the bases of assets and liabilities for financial reporting purposes and the bases of assets and liabilities for tax return purposes. The net deferred tax assets at December 31, 1998 and 1997 are attributable to the following:

                                                             December 31,
                                                         1998             1997
                                                         ----             ----

       Deferred tax assets:
         Deferred revenue                               $ 938,515        $  869,567
         Stock incentive plan                              37,881           235,826
         Allowance for doubtful accounts                  490,107           190,911
         Tax credit carryforwards                         319,491           320,664
         Sublease and general sales tax accrual            70,290            86,590
         Capitalized software development costs           306,812           159,018
         Losses from subsidiaries not utilized            365,235           414,822
         Depreciation and amortization                    519,687           332,444
         Other                                            215,861            55,176
         Valuation allowance                             (449,000)         (454,000)
                                                       ----------        ----------
                                                        2,814,879         2,211,018

       Deferred tax liabilities:
         Depreciation and amortization                    (76,000)                -
                                                      -----------       -----------
       Net deferred tax assets                         $2,738,879        $2,211,018
                                                       ==========        ==========

       Current deferred tax assets                     $1,644,482        $1,264,501
       Non-current deferred tax assets                  1,094,397           946,517
                                                       ----------       -----------
         Net deferred tax assets                       $2,738,879        $2,211,018
                                                       ==========        ==========

    As of December 31, 1998 and 1997, the Company had a valuation allowance of $129,000 to reflect foreign tax credit carryforwards that, in the Company's estimation, would more likely than not expire prior to utilization. The Company also recorded a decrease to the valuation allowance of $5,000 in 1998 to reflect the tax effect of estimated international subsidiary net operating losses.

    At December 31, 1998, the Company had foreign net operating loss carryforwards of approximately $1,057,000, of which $182,000 expires in years 2001 and 2002. The remaining $875,000 carries forward indefinitely and is available to offset future foreign taxable income.

    The provision for (benefit from) income taxes differs from the amount of taxes determined by applying the U.S. Federal statutory rate to income (loss) before income taxes as a result of the following:

                                                                     Year Ended December 31,
                                                           1998                1997               1996
                                                           ----                ----               ----

         Computation of U.S. Federal income
           taxes at the statutory rate                     35.0%               34.0%             (34.0)%
         State and local taxes, net of Federal
           income tax benefit                               1.6                 1.9               (2.5)
         Change in valuation allowance                     (0.1)                2.8              (13.9)
         Change in provision for competent
             authority                                        -                (1.9)               7.4
         Other                                              1.2                 2.3                2.7
                                                           ----                ----              -----
              Provision for (benefit from)
                income taxes                               37.7%               39.1%             (40.3)%
                                                           ====                ====              =====

    Competent authority is a process to resolve unintended results between the U.S. and foreign taxing jurisdictions. The provision for competent authority was established in 1996 to reflect management's belief that the outcome of this process would likely result in a liability.

NOTE 9 -- EMPLOYEE BENEFIT PLAN

    The Company has a 401(k) defined contribution plan. During 1998, 1997 and 1996, the Company matched 50% of the first 3% of employees' deferred contributions. Employees are fully vested in all Company contributions. The Company recorded expense for its matching contributions of approximately $228,000, $217,000 and $205,000 during 1998, 1997 and 1996, respectively.

NOTE 10 -- MANDATORILY REDEEMABLE PREFERRED STOCK

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

    The Company was required to redeem $1,500,000 of Series A Preferred Stock each year ("redemption year") plus accumulated dividends, beginning May 1, 1997, at a redemption price equal to $5.00 per share plus 75% of the amount, if any, by which the lesser of (i) 1.5 multiplied by the fair market value per share of the common stock as determined by the Board of Directors (the "Board") at the beginning of the redemption year or (ii) $7.4333 per share, exceeds $5.00 per share.

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

Mandatorily Redeemable Series B Preferred Stock

    In March 1997, the Company issued 316,156 shares of Series B Preferred Stock at a price of $6.326 per share and, in April 1997, an additional 79,039 shares of Series B Preferred Stock at a price of $6.326 per share.

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

    The following table summarizes the activity with respect to the Series A Preferred Stock and Series B Preferred Stock:

                                                       Series A Preferred Stock           Series B Preferred Stock
                                                       ------------------------           ------------------------
                                                                     Redemption                         Redemption
                                                       Shares            Value            Shares            Value
                                                       ------            -----            ------            -----

       Balance at December 31, 1995                   1,020,000         $ 5,865,000             --                --
         Adjustment to redemption value                      --                  --
                                                      ---------         -----------
       Balance at December 31, 1996                   1,020,000           5,865,000
         Issuance of Series B preferred stock                --                  --        395,195       $ 2,500,000
         Redemption of Series A preferred
          stock                                        (164,835)         (1,124,999)
         Adjustment to redemption value                                   1,096,500                          136,079
         Conversion to common stock                    (855,165)         (5,836,501)      (395,195)       (2,636,079)
                                                       --------         -----------       --------       -----------
       Balance at December 31, 1997                          --         $        --             --       $        --
                                                       ========         ===========       ========       ===========

NOTE 11 -- COMMON STOCK INSTRUMENTS AND STOCKHOLDERS' EQUITY

Stock Purchase Plans

    During 1998, the Company adopted the 1998 Stock Purchase Plan ("1998 SPP") which replaced the 1991 Employee Stock Purchase Plan ("1991 ESPP"). Under the 1998 SPP, eligible employees may use up to 10 percent of their gross cash compensation to purchase shares of the Company's common stock at a purchase price equal to 90 percent of the fair value of the stock as of the last day of the previous quarter or the day before the last day of the current quarter, whichever is lower. For the plan years ended April 30, 1998 and 1997, the Board made 75,000 shares available for purchase under the 1991 ESPP. Under the 1991 ESPP, eligible employees could purchase shares valued at up to 10 percent of their gross cash compensation at fair value as determined by the Board. During 1998, 1997 and 1996, 39,512, 64,716 and 11,576 shares, respectively, were purchased under the stock purchase plans.

    Prior to the IPO, the shares employees purchased under the 1991 ESPP were subject to certain transfer restrictions. Without the prior written consent of the Company, an employee could not sell, assign or transfer any common stock purchased under this plan to any person or entity other than the Company, another stockholder or employee. Under certain conditions, the employee could require the Company to repurchase his shares at fair value. At any time following the termination of an individual's employment, the Company had the right to repurchase the employee's shares acquired through the 1991 ESPP at fair value. These rights and restrictions lapsed at the time of the IPO.

Stock Incentive Plans

    The Company has three stock incentive plans that provide for the granting of stock options to employees and executives of the Company: the 1994 Stock Incentive Plan ("1994 SIP"), the 1989 Stock Incentive Plan ("1989

SIP") and the 1992 Executive Stock Incentive Plan ("1992 ESIP"). Options under these plans are granted at the fair market value of the Company's common stock at the date of grant, vest over a four-year period and expire ten years after the grant date. The 1994 SIP replaced the 1989 SIP and the 1992 ESIP and no additional grants will be made under the 1989 SIP or the 1992 ESIP. Options outstanding under the 1989 SIP and the 1992 ESIP will remain outstanding until the options terminate or are exercised.

    Prior to the IPO, while employed by the Company, a holder of options granted under the 1989 SIP and the 1992 ESIP had the right to require the Company to repurchase at the fair market value, as established by the Board, all or any portion of his (i) option shares and (ii) restricted stock provided that certain of the conditions had been met. The Company also had the right to repurchase at the fair market value, at any time following the termination of a grantee's employment with the Company, all or any portion of the option shares or restricted stock then held by the grantee. These repurchase rights lapsed at the time of the IPO.

    As of December 31, 1998, a total of 3,000,000 shares of common stock can be issued under the 1994 SIP through (i) qualified stock options, which qualify as incentive stock options and have an exercise price equal to or greater than the fair market value of the common stock at the date of grant, (ii) non-qualified stock options, which have an exercise price equal to or greater than 85% of the fair market value of the common stock on the date of grant, (iii) restricted stock awards for common stock at a price determined by the Board, but not less than 85% of the fair market value of the stock at the date of grant, which is non transferable and subject to repurchase at the holder's cost until Board designated conditions have been met, or (iv) stock bonuses.

1996 Advisory Board Plan

    In 1996, the Company granted, pursuant to the 1996 Advisory Board Stock Incentive Plan ("1996 ABP"), 120,000 options, which vest over a four-year period at an exercise price of $4.00 per share. The Company recorded the fair value of the options as stock compensation expense ratably over the vesting period. In October 1997, the Company terminated the Advisory Board, accelerated the vesting of 18,000 options granted pursuant to the 1996 ABP which were scheduled to vest on December 31, 1997, and canceled 36,000 unvested options granted pursuant to the 1996 ABP.

Other Stock Options

    In 1997 and 1996, the Company issued 128,002 and 24,750 options, respectively, to former employees of the Company to replace options previously issued under the 1989 SIP, the 1992 ESIP and the 1994 SIP which expired unexercised concurrent with or subsequent to separation from the Company. The terms of the options granted were similar to, but not identical to, the terms of the options they replaced. The Company recorded compensation expense associated with these options of $60,000 in 1997. The Company did not record compensation expense for these options in 1996 because the amount was not material.

Options Outstanding and Exercisable

    The following table summarizes information about options outstanding for all stock option plans:


                                                                     SHARES              PRICE PER        WEIGHTED-AVERAGE
                                                                 OUTSTANDING               SHARE           EXERCISE PRICE
                                                                  UNDER OPTION          UNDER OPTION            PER SHARE
                                                                  ------------          ------------            ---------

           Balance at December 31, 1995                           2,319,920                $3.00--$4.00          $3.42
             Stock options granted                                1,166,010                  3.59--4.00           3.99
             Stock options exercised                               (286,083)                 3.00--3.59           3.09
             Stock options canceled                                (406,215)                 3.00--4.00           3.61
                                                                  ---------

           Balance at December 31, 1996                           2,793,632                  3.00--4.00           3.67
             Stock options granted                                  593,452                  3.33--4.97           3.97
             Stock options exercised                               (490,435)                 3.00--4.00           3.38
             Stock options canceled                                (348,821)                 3.33--4.00           3.88
             Stock options expired                                  (48,875)                 3.59--4.00           3.95
                                                                  ----------

           Balance at December 31, 1997                           2,498,953                  3.00--4.97           3.76
             Stock options granted                                  803,875                 6.13--10.75           8.27
             Stock options exercised                               (529,742)                 3.17--8.63           3.79
             Stock options canceled                                (344,103)                 3.33--8.63           5.45
                                                                  ---------
           Balance at  December 31, 1998                          2,428,983               $3.00--$10.75          $5.01
                                                                  =========

    The following table summarizes information about options outstanding at December 31, 1998 by plan:

                                                    TOTAL OPTIONS      TOTAL OPTIONS        TOTAL OPTIONS
                                                    OUTSTANDING         EXERCISABLE           AVAILABLE
                                                    -----------         -----------        FOR FUTURE GRANT
                                                                                           ----------------
           1989 SIP                                           93                  93                      --
           1992 ESIP                                     304,687             304,687                      --
           1994 SIP                                    1,934,203             729,179                 637,805
           1996 ABP                                       48,000              36,000                 240,000
           Other stock options                           142,000             142,000                      --
                                                       ---------           ---------                 -------
                Totals                                 2,428,983           1,211,959                 877,805
                                                       =========           =========                 =======

    At December 31, 1998, the average exercise price per share of exercisable options was $3.63. The unvested options vest primarily over a four-year period and will be fully vested in the year 2002. The remaining average option life is
6.9 years.

    For stock options granted prior to the IPO, the Company estimated the fair value of each employee option grant on the date of grant using a minimum value model. The weighted-average assumptions included in the Company's fair value calculations are as follows:

                                        1998             1997             1996
                                        ----             ----             ----
Expected life (years)                     5                5               5
Risk-free interest rate                 4-6%             5-6%            6-7%
Volatility                               60%               0%              0%
Dividend yield                            0%               0%              0%


    The weighted-average fair value of stock options granted under the employee stock option plans during 1998, 1997 and 1996 was $4.64, $1.05 and $1.08, respectively. Had the Company determined compensation costs for these option plans and the stock purchase plans in accordance with SFAS No. 123 (Note 2), the Company's net income for 1998 would have been approximately $5,556,000 or $0.48 per basic share and $0.45 per diluted share. The Company's net income for 1997 would have been approximately $2,645,000, or $0.15 per basic share and $0.13 per diluted share on a historical basis and $0.26 per basic share and $0.23 per diluted share on a pro forma basis. The Company's net loss for 1996 would have been approximately $(1,391,000), or $(0.21) per basic and diluted share on a historical basis and $(0.15) basic and diluted per share on a pro forma basis. The SFAS No. 123 method of accounting does not apply to options granted prior to January 1, 1995 and, accordingly, the resulting pro forma compensation cost may not be representative of future amounts.

Stock Compensation Expense

    The Company records stock compensation expense for the amount, if any, by which the fair market value of the Company's common stock exceeds the option exercise price at the date of the option grant. Prior to the IPO, the Company also recorded stock compensation expense for shares and options outstanding under the 1989 SIP, the 1992 ESIP and the 1991 ESPP to reflect any increase in the amount at which the holders could require the Company to repurchase such shares. The Company records stock compensation benefit to reflect any forfeitures of unvested stock options. The Company recorded stock compensation expense (benefit) of approximately $100,000, $591,000 and $(96,000) in 1998, 1997 and 1996, respectively. Prior to the IPO, the Board determined the fair value of the Company's common stock. The fair value of the Company's common stock effective May 1, 1997 and 1996 was $4.97 and $4.00, respectively.

Redeemable Common Stock Instruments

    The redeemable common stock instruments represent the shares of common stock and stock options issued by the Company to certain employees pursuant to the 1989 SIP, the 1992 ESIP, the 1991 ESPP and other agreements whereby the holder had the right to require the Company to repurchase such shares at their current fair market value. The rights of holders of redeemable common stock instruments to require the Company to repurchase such shares automatically lapsed at the time of the IPO.

    The following table summarizes the activity with respect to the redeemable common stock instruments:



                                                                       Shares of
                                                                        Common                                Redemption
                                                                         Stock            Shares of             Value of
                                                                       Underlying       Redeemable             Common
                                                                       Redeemable         Common               Stock
                                                                      Stock Options       Stock             Instruments
                                                                      -------------       -----             -----------

           Balance at December 31, 1995                                    924,438           47,117          $1,049,043
                Redeemable common stock issued                            (286,083)         303,540             952,456
                Redeemable common stock repurchased by the
                  Company                                                       --         (300,297)         (1,201,188)
                Cancellation of redeemable stock options                   (66,345)              --                  --
                Forfeiture of unvested redeemable stock
                  options                                                       --               --             (96,381)
                                                                        ----------        ---------         -----------
           Balance at December 31, 1996                                    572,010           50,360             703,930
                Adjustment to redemption value                                  --               --             425,834
                Redeemable common stock issued                            (173,265)         242,963             820,007
                Redeemable common stock repurchased by the
                Company                                                         --          (19,433)            (93,366)
                Cancellation of redeemable stock options                   (20,967)              --              (4,185)
                Waiver of rights to require repurchase                    (213,750)          (8,240)           (237,108)
                Lapse of rights to require repurchase                     (164,028)        (265,650)         (1,615,112)
                                                                        ----------        ---------          ----------
           Balance at December 31, 1997                                         --               --         $        --
                                                                        ==========        =========         ===========

NOTE 12 -- COMMITMENTS

    During 1988, the Company entered into a ten-year lease for office space which included a rent abatement for one and one half years. Rental expense has been calculated as total rental payments spread ratably over the life of the lease. An accrued rent expense is created in years when rent expense exceeds cash payments. In 1996, the Company extended the lease commitment by five years. The current and long-term portions of the deferred rent abatement at December 31, 1998 are approximately $87,000 and $305,000, respectively, and have been included in accrued expenses or other liabilities, as appropriate.

    During 1998, the Company entered into a lease for office space for the Company's new headquarters facility, and concurrently subleased the Company's existing headquarters facility at terms which are comparable to those contained within the Company's existing lease. The Company expects to occupy the new facility by mid 1999 and will turn its existing premises over to the subleasee at that time. The lease for the new facility has a twelve-year term.

    The Company is committed for the payment of minimum rentals, exclusive of escalation charges and renewal options and net of sublease income, under office space, computer and other equipment operating lease agreements through 2003 for the following amounts:


Year ending December 31,
------------------------
1999                           $  2,900,000
2000                                900,000
2001                                900,000
2002                                900,000
2003                              1,100,000
Thereafter                        9,600,000
                               ------------
    Total                       $16,300,000
                               ============

    Additionally, the Company leases certain equipment under cancelable operating leases. The total rental expense under all equipment and office space operating leases was approximately $3,200,000, $2,700,000 and $3,500,000 in 1998, 1997 and 1996, respectively.

NOTE 13 -- SUBSEQUENT EVENTS

     In January 1999, the Company signed an agreement to acquire certain rights and related assets from Software Products Limited ("Software Products"), a former international distributor of the Company's products. Under terms of the agreement governing the distribution relationship, Software Products held exclusive rights to market certain of the Company's products in the United Kingdom. As a result of the 1999 agreement, the Company gained direct access to its customers in the United Kingdom. As consideration for the acquisition of these rights, the Company paid Software Products $4,000,000 in cash. As further consideration, the Company issued to Software Products 91,586 shares of Company common stock, with a fair value of $850,000 and subject to certain resale restrictions and registration rights. Additionally, the Company granted Software Products a warrant to purchase 150,000 shares of the Company's common stock at the then fair market value of $10 per share, which vested upon issuance and expires in January 2009. The Company will record the acquisition of the customer base as an intangible asset representing the cash payment and the fair value of the stock and warrant issued. The related intangible asset will be amortized over five years.

NOTE 14 - UNAUDITED QUARTERLY RESULTS

    The following table sets forth unaudited quarterly consolidated statements of operations data for the years ended December 31, 1998, 1997 and 1996 (in thousands, except per share amounts):



                                                            Mar 31,         Jun 30,        Sep 30,         Dec 31,
                                                            -------         -------        -------         -------
         1998
              Total revenues                               $10,543           $12,574       $12,812          $15,729
              Gross profit                                   9,136            11,070        11,668           14,310
              Net income                                       842             1,220         1,697            2,502
              Historical earnings per share
                  Basic                                       0.07              0.11          0.15             0.21
                  Diluted                                     0.07              0.10          0.14             0.20

         1997

              Total revenues                                 9,995             9,960        10,422           12,985
              Gross profit                                   8,573             8,475         8,997           11,433
              Net income                                       357               170           695            1,783
              Historical earnings per share
                  Basic                                       0.04             (0.14)         0.07             0.19
                  Diluted                                     0.04             (0.14)         0.07             0.16
              Pro forma earnings per share
                  Basic                                       0.04              0.02          0.08             0.18
                  Diluted                                     0.04              0.02          0.07             0.16

         1996

              Total revenues                                 8,048             9,233         8,919           10,356
              Gross profit                                   5,616             6,869         6,700            8,458
              Net income                                    (1,189)             (386)         (322)             695
              Historical earnings per share
                  Basic                                      (0.17)            (0.06)        (0.05)            0.09
                  Diluted                                    (0.17)            (0.06)        (0.05)            0.08
              Pro forma earnings per share
                  Basic                                      (0.13)            (0.04)        (0.04)            0.08
                  Diluted                                    (0.13)            (0.04)        (0.04)            0.07

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information with respect to directors required by this item is incorporated by reference from the Company's 1999 Proxy Statement to be filed with the Securities and Exchange Commission by April 30, 1999.

The information with respect to officers required by this item is included at the end of Part I of this document under the heading "Executive Officers of the Company."

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference from the Company's 1999 Proxy Statement to be filed with the Securities and Exchange Commission by April 30, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this item is incorporated by reference from the Company's 1999 Proxy Statement to be filed with the Securities and Exchange Commission by April 30, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is incorporated by reference from the Company's 1999 Proxy Statement to be filed with the Securities and Exchange Commission by April 30, 1999.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

       (a) Listed below are the documents filed as a part of this report:

       1.    Financial Statements and the Independent Auditors' Reports:

                Report of Independent Accountants
                Consolidated Balance Sheets
                Consolidated Statements of Operations
                Consolidated Statements of Changes in Stockholders' Equity
                  (Deficit)
                Consolidated Statements of Cash Flows
                Notes to Consolidated Financial Statements

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

                   10.1*      Employment agreement between the Company and Ralph
                              E. Alexander dated April 9, 1997 (incorporated by reference to Exhibit 10.1 forming a part of the Company's registration statement on Form S-1 (File No. 333-35629) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended.)

                   10.2* 1989 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 forming a part of the Company's registration statement on Form S-1 (File No. 333-35629) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended.)

                   10.3* 1991 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 forming a part of the Company's registration statement on Form S-1 (File No. 333-35629) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended.)

                   10.4* 1992 Executive Stock Incentive Plan (incorporated by reference to Exhibit 10.4 forming a part of the Company's registration statement on Form S-1 (File No. 333-35629) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended.)

                   10.5* 1994 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 forming a part of the Company's registration statement on Form S-1 (File No. 333-35629) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended.)

                   10.6* 1996 Advisory Board and directors Stock Incentive Plan (incorporated by reference to Exhibit 10.6 forming a part of the Company's registration statement on Form S-1 (File No. 333-35629) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended.)

                   10.7* 1998 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99 forming a part of the Company's registration statement on Form S-8 (File No. 333-61161) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended.)

                    22.1 Subsidiaries of the Company (incorporated by reference to Exhibit 22.1 forming a part of the Company's registration statement on Form S-1 (File No. 333-35629) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended.)

                   23.1+      Consent of PricewaterhouseCoopers LLP

                   27.1+      Financial Data Schedule

                  * Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to
                      Item 14 (c) of this Form 10-K.

                  +   Filed herewith.

       (b) Reports on Form 8-K:

       None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   LANDMARK SYSTEMS CORPORATION

Date:    March 30, 1999            By:  /s/ KATHERINE K. CLARK
         --------------                -----------------------------

                                       Katherine K. Clark
                                       Chief Executive Officer and Director
                                       (Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 1999.

Signature                                                   Title

/s/ PATRICK H. MCGETTIGAN
-------------------------------------------------             Chairman of the Board
Patrick H. McGettigan

/s/ KATHERINE K. CLARK                                        Chief Executive Officer and Director
-------------------------------------------------             (Principal Executive Officer)
Katherine K. Clark

/s/ RALPH E. ALEXANDER                                        President, Chief Operating Officer
-------------------------------------------------             and Director
Ralph E. Alexander

/s/ JEFFREY H. BERGMAN
-------------------------------------------------             Director
Jeffrey H. Bergman

/s/ T. EUGENE BLANCHARD
-------------------------------------------------             Director
T. Eugene Blanchard

/s/ PATRICK W. GROSS
-------------------------------------------------             Director
Patrick W. Gross

/s/ FREDERICK S. ROLANDI, III                                 Vice President and Chief Financial Officer
-------------------------------------------------            (Principal Accounting Officer)
Frederick S. Rolandi, III

                                                         LANDMARK SYSTEMS CORPORATION
                                             SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                            FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                    COL. A                           COL. B           COL. C           COL. D                COL. E
                    ------                           ------           ------           ------                ------

                                                   BALANCE AT
                                                  BEGINNING OF      CHARGED TO                             BALANCE AT
DESCRIPTION                                          PERIOD         OPERATIONS       DEDUCTIONS           END OF PERIOD
                                                     ------         ----------       ----------           -------------

Year Ended December 31, 1996
Allowance for uncollectible accounts                $724,339         $303,913       $(646,208)      (A)     $382,044
Deferred tax asset valuation allowance              $690,885              --        $(280,885)      (B)     $410,000

Year Ended December 31, 1997
Allowance for uncollectible accounts                $382,044         $775,623       $(536,968)      (A)     $620,699
Deferred tax asset valuation allowance              $410,000          $44,000              --               $454,000

Year Ended December 31, 1998
Allowance for uncollectible accounts                $620,699       $1,315,193       $(612,673)      (A)   $1,323,219
Deferred tax asset valuation allowance              $454,000         $(5,000)              --               $449,000

(A)      Uncollectible accounts written off

(B)      Reduction in the tax valuation allowance

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                                          EXHIBITS
                                                --------

23.1         Consent of PricewaterhouseCoopers LLP

27.1         Financial Data Schedule