Form 10-Q
period 1999-03-31
LANDMARK SYSTEMS CORP
filed 1999-05-17
CIK 854418

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                      For the quarter ended March 31, 1999
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

YES     X          NO
     --------        ---------


Number of shares outstanding of the issuer's classes of common stock as of April 30, 1999:

                    Class                        Number of Shares Outstanding
     --------------------------------------      ----------------------------
     Common Stock, par value $.01 per share                12,337,592

                          LANDMARK SYSTEMS CORPORATION

                          QUARTER ENDED MARCH 31, 1999

                                      INDEX


                                                                                            PAGE
PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

             Condensed Consolidated Statements of Operations for the
             three months ended March 31, 1999 (unaudited) and March
             31, 1998 (unaudited)..................................................              4

             Condensed Consolidated Balance Sheets as of March 31,
             1999(unaudited) and December 31, 1998.................................              5

             Condensed Consolidated Statements of Cash Flows for the
             three months ended March 31, 1999 (unaudited) and March
             31, 1998 (unaudited)...................................................             6

             Notes to Condensed Consolidated Financial Statements (unaudited).......            7-9

Item 2.      Management's Discussion and Analysis of Results of Operations
             and Financial Condition................................................            10-15

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.............             15

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings.......................................................            15

Item 2.      Changes in Securities and Use of Proceeds...............................            16

Item 3.      Defaults Upon Senior Securities.........................................            16

Item 4.      Submission of Matters to a Vote of Security Holders.....................            16

Item 5.      Other Information.......................................................            16

Item 6.      Exhibits and Reports on Form 8-K........................................            16-17

SIGNATURES   ........................................................................            18

                         PART I -- FINANCIAL INFORMATION

      Item 1.  Financial Statements

      The condensed financial statements set forth below for the three-month periods ended March 31, 1999 and 1998 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. Landmark Systems Corporation believes that the disclosures made are adequate to make the information presented not misleading. The results for the three-month period ended March 31, 1999 are not necessarily indicative of the results for the fiscal year.

     In the opinion of management, the accompanying condensed consolidated financial statements reflect all necessary adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of results for the periods presented. It is suggested that these financial statements be read in conjunction with the latest audited consolidated financial statements and notes thereto (included in the Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

                          LANDMARK SYSTEMS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                             Three Months Ended March 31,
                                                                             ----------------------------
                                                                       1999                                1998
                                                                       ----                                ----

Revenues
     License revenues                                                  $ 7,254,648                         $ 3,565,287
     Maintenance revenues                                                6,933,931                           6,977,635
                                                                       -----------                          ----------
           Total revenues                                               14,188,579                          10,542,922

Cost of revenues
     Cost of license revenues                                              699,709                             490,523
     Cost of maintenance revenues                                        1,198,020                             916,526
                                                                       -----------                          ----------
           Total cost of revenues                                        1,897,729                           1,407,049
                                                                       -----------                          ----------
     Gross profit                                                       12,290,850                           9,135,873
                                                                       -----------                          ----------

Operating expenses
     Sales and marketing                                                 4,523,865                           3,473,607
     Product research and development                                    4,162,631                           3,599,519
     General and administrative                                          1,441,868                           1,139,640
                                                                       -----------                          ----------
           Total operating expenses                                     10,128,364                           8,212,766
                                                                       -----------                          ----------

Operating income                                                         2,162,486                             923,107

Interest and other income, net                                             579,111                             439,830
                                                                       -----------                          ----------

Income before taxes                                                      2,741,597                           1,362,937
     Provision for income taxes                                          1,048,664                             521,323
                                                                       -----------                          ----------

Net income                                                             $ 1,692,933                          $  841,614
                                                                       ===========                          ==========

Earnings per share
     Basic                                                                   $0.14                               $0.07
     Diluted                                                                 $0.13                               $0.07


See accompanying notes to condensed consolidated financial statements.

                          LANDMARK SYSTEMS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                  March 31, 1999                       December 31, 1998
                                                                  --------------                       -----------------
                                                                    (Unaudited)

ASSETS
Current assets:
     Cash and cash equivalents                                            $27,420,135                         $28,322,234
     Accounts receivable, net of allowance for
           doubtful accounts of $1,320,000 and
           $1,323,000                                                       9,427,276                          10,902,168
     Unbilled accounts receivable                                           7,938,271                           5,728,250
     Other current assets                                                   2,393,228                           2,498,564
                                                                          -----------                         -----------
           Total current assets                                            47,178,910                          47,451,216

Unbilled accounts receivable - noncurrent                                   5,476,570                           5,486,240
Fixed assets, net                                                           4,566,661                           4,121,290
Capitalized software costs, net                                               214,768                             257,722
Intangible assets, net                                                      5,582,500                             616,000
Other assets                                                                1,370,099                           1,374,427
                                                                          -----------                         -----------
Total assets                                                              $64,389,508                         $59,306,895
                                                                          ===========                         ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses                                $ 5,244,307                         $ 6,217,441
     Deferred revenue                                                      18,039,299                          17,088,814
                                                                          -----------                         -----------
           Total current liabilities                                       23,283,606                          23,306,255

Deferred revenue - noncurrent                                               8,115,248                           7,710,350
Other liabilities                                                             301,461                             323,212
                                                                          -----------                         -----------
Total liablities                                                           31,700,315                          31,339,817
                                                                          -----------                         -----------

Stockholders' equity:
     Common stock, $0.01 par value, 30,000,000
           Shares authorized, 12,237,536 and
           11,782,585 issued and outstanding                                  122,375                             117,826
     Additional paid-in capital                                            29,933,995                          26,692,818
     Retained earnings                                                      2,712,436                           1,019,503
     Accumulated other comprehensive income (loss)                            (79,613)                            136,931
                                                                          -----------                         -----------
Total stockholders' equity                                                 32,689,193                          27,967,078
                                                                          -----------                         -----------
Total liabilities and stockholders' equity                                $64,389,508                         $59,306,895
                                                                          ===========                         ===========










     See accompanying notes to condensed consolidated financial statements.

                          LANDMARK SYSTEMS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                     Three Months Ended March 31,
                                                                                     ----------------------------
                                                                              1999                                  1998
                                                                               ----                                  ----
Cash flows from operating activities
     Net income                                                                $ 1,692,933                          $  841,614
     Adjustments to reconcile net income to net
              cash flows from operations
         Depreciation and amortization                                             865,502                             705,713
         Provision for deferred income taxes                                             -                             (89,292)
     Tax benefit for exercise of stock options                                     627,304                             267,278
     Sale of unbilled accounts receivable                                        2,960,292                                   -
     Changes in working capital                                                 (3,215,589)                            545,644
                                                                               -----------                         -----------
         Net cash provided by operating activities                               2,930,442                           2,270,957
                                                                               -----------                         -----------

Cash flows from investing activities
     Acquisition of distribution rights                                         (4,000,000)                                  -
     Capital expenditures                                                         (844,419)                           (528,746)
                                                                               -----------                         -----------
         Net cash used in investing activities                                  (4,844,419)                           (528,746)
                                                                               -----------                         -----------

Cash flows from financing activities
     Principle payments on loans                                                         -                            (130,724)
     Proceeds from sale of common stock                                          1,228,422                             515,010
                                                                               -----------                         -----------
         Net cash provided by financing activities                               1,228,422                             384,286
                                                                               -----------                         -----------

Effect of exchange rate changes on cash                                           (216,544)                               (209)
                                                                               -----------                         -----------
Net (decrease) increase in cash and
     cash equivalents                                                             (902,099)                          2,126,288
Cash and cash equivalents, beginning of period                                  28,322,234                          17,242,681
                                                                               -----------                         -----------
Cash and cash equivalents, end of period                                       $27,420,135                         $19,368,969
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

      The results of the interim periods presented are not necessarily indicative of the results for the year. The Company's interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on Form 10-K.

Note 2 -- Software Revenue Recognition

      Effective January 1, 1998, the Company adopted the provisions of Statement of Position ("SOP") 97-2, "Software Revenue Recognition," which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. In December 1998, the American Institute of Certified Public Accountants issued SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." SOP 98-9 modifies SOP 97-2 by requiring revenue to be recognized using the "residual method" if certain conditions exist. SOP 98-9 will be effective for the Company's 2000 financial statements. The adoption of SOP 97-2 did not have a material impact on the Company's consolidated financial statements. The Company is evaluating the impact that SOP 98-9 will have on the Company's results of operations.

Note 3 -- Earnings Per Share

      The following reconciliation of the numerators and denominators is provided for basic and diluted earnings per share for the three months ended March 31, 1999 and 1998. Basic earnings per share is computed by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by additionally reflecting the potential dilution that could occur, using the treasury stock method, if warrants and options to acquire common stock were exercised and resulted in the issuance of common stock.

                                                               Income                        Shares                    Per-Share
                                                             (Numerator)                  (Denominator)                 Amount
                                                             ----------                   ------------                ---------

For the three months ended March 31, 1999
     Basic earnings per share                                 $1,692,938                    11,946,760                     $0.14
                                                                                                                           =====
     Effect of dilutive securities
         Stock options and warrants                                    -                     1,024,367
                                                              ----------                    ----------
     Diluted earnings per share                               $1,692,938                    12,971,127                     $0.13
                                                              ==========                    ==========                     =====

For the three months ended March 31, 1998
     Basic earnings per share                                   $841,614                    11,274,648                     $0.07
                                                                                                                           =====
     Effect of dilutive securities
         Stock options and warrants                                    -                       994,450
                                                                --------                    ----------
     Diluted earnings per share                                 $841,614                    12,269,098                     $0.07
                                                                ========                    ==========                     =====

Note 4 -- Comprehensive Income

The Company's total comprehensive income is comprised of net income and other comprehensive income, which consists of foreign currency translation adjustments. Total comprehensive income for the three months ended March 31, 1999 and 1998 was $1,476,394 and $841,405, respectively.


Note 5 -- Segment Reporting

     The Company classifies its operations into one industry segment, software development and related services. The Company categorizes its products and services into two groups: mainframe and client/server. The Company's revenues by product group consist of the following:

                                                                                   Three Months Ended March 31,
                                                                                   ----------------------------
                                                                               1999                           1998
                                                                               ----                           ----

Mainframe                                                                       $11,190,024                   $ 9,152,811
Client/server                                                                     2,998,555                     1,390,111
                                                                                -----------                   -----------
    Total revenues                                                              $14,188,579                   $10,542,922
                                                                                ===========                   ===========

     The Company sells its products outside the United States through its subsidiaries and international distributors. Revenues from international distributors are presented net of royalties retained by the distributors. The Company's revenues by country or geographic region are as follows:

                                                                                   Three Months Ended March 31,
                                                                                   ----------------------------
                                                                               1999                           1998
                                                                               ----                           ----

United States                                                                    $9,861,832                    $7,042,741
Germany                                                                           1,001,448                       725,074
United Kingdom                                                                      968,125                       570,135
The Netherlands                                                                     671,964                       385,532
Other European countries                                                            367,805                       403,690
Japan                                                                               349,150                       466,342
Australia                                                                           370,410                       278,127
Rest of world                                                                       597,845                       671,281
                                                                                -----------                   -----------
    Total revenues                                                              $14,188,579                   $10,542,922
                                                                                ===========                   ===========


     The Company's long-lived assets, which consist of fixed assets, capitalized software and intangible assets, by country or geographic region are as follows:

                                                                                   Three Months Ended March 31,
                                                                               1999                           1998
                                                                               ----                           ----

United States                                                                   $10,085,410                    $4,461,934
Europe                                                                              212,489                       181,174
Australia and Southeast Asia                                                         66,030                        61,539
                                                                                -----------                   -----------
    Total long-lived assets                                                     $10,363,929                    $4,704,647
                                                                                ===========                   ===========

Note 6 - Acquisition of Distribution Rights

     In January 1999, the Company signed an agreement to acquire certain rights and related assets from Software Products Ltd. ("Software Products"), a former international distributor of the Company's products. Under terms of the agreement governing the distribution relationship, Software Products held exclusive rights to market certain of the Company's products in the United Kingdom. As a result of the 1999 agreement, the Company gained direct access to its mainframe customers in the United Kingdom. As consideration for the acquisition of these rights, the Company paid Software Products $4,000,000 in cash. As further consideration, the Company issued to Software Products 91,586 shares of Company common stock, with a fair value of $850,000 and subject to certain resale restrictions and registration rights. Additionally, the Company granted Software Products a warrant to purchase 150,000 shares of the Company's common stock at the then fair market value of $10 per share, which vested upon issuance and expires in January 2009. The fair value of the warrant was $540,000. The Company recorded the acquisition of the customer base as an intangible asset representing the cash payment and the fair value of the stock and warrant issued and will amortize the intangible asset over a five-year period.

Note 7 - Subsequent Events

     In April 1999, the Company established a subsidiary, Landmark Systems Singapore Pte Ltd. to act as a distributor of the Company's products in Singapore. In May 1999, the Company established a subsidiary, Landmark Systems France, SarL, to act as a distributor of the Company's client/server products in France. Additionally in May 1999, the Company established a subsidiary, Landmark Systems Nordic, AB, to act as a distributor of the Company's products in the Scandinavian countries.

      Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

      The following table sets forth the Company's Condensed Consolidated Statements of Operations expressed as percentages of total revenues for the periods indicated:


                                                                                  Three Months Ended March 31,
                                                                                  ----------------------------
                                                                               1999                                 1998
                                                                                ----                                ----
Revenues
     License revenues                                                         51.1%                               33.8%
     Maintenance revenues                                                     48.9                                66.2
                                                                             ------                              ------
         Total revenues                                                      100.0                               100.0


Cost of revenues
     Cost of license revenues                                                  4.9                                 4.6
     Cost of maintenance revenues                                              8.5                                 8.7
                                                                             ------                              ------
         Total cost of revenues                                               13.4                                13.3
                                                                             ------                              ------
Gross profit                                                                  86.6                                86.7
                                                                             ------                              ------
Operating expenses
     Sales and marketing                                                      31.9                                33.0
     Product research and development                                         29.3                                34.1
     General and administrative                                               10.2                                10.8
                                                                             ------                              ------
         Total operating expenses                                             71.4                                77.9

Operating income                                                              15.2                                 8.8
     Net interest and other income                                             4.1                                 4.1
                                                                             ------                              ------
Income before income taxes                                                    19.3                                12.9
     Provision for income taxes                                               (7.4)                               (4.9)
                                                                             ------                              ------
Net income                                                                    11.9%                                8.0%
                                                                             ======                              ======


      Total revenues. Total revenues increased 34.6% from $10.5 million for the three months ended March 31, 1998, to $14.2 million for the three months ended March 31, 1999. Revenues for the first three months of 1999 from mainframe products and services were $11.2 million, an increase of 22.3% from the same period in the prior year; revenues for the first three months of 1999 from client/server products and services were $3.0 million, an increase of 115.7% from the same period in the prior year. The increase in revenues from mainframe products and services was primarily due to the increase in the number of conversions of existing customers to new or modified license agreements, typically containing extended maintenance terms with preferential pricing. The increase in client/server revenues was primarily due to increase product acceptance of the client/server products. As license revenues increased 103.5% while maintenance revenues remained constant during the three months ended March 31, 1999 as compared to the prior year period, license revenues represented a greater proportion of the Company's total revenues compared to the prior year period.

      License revenues. License revenues increased 103.5% from $3.6 million for the three months ended March 31, 1998, to $7.3 million for the three months ended March 31, 1999. The increase in license revenue is due to an increase in sales to new customers and conversions of existing customers to new or modified license agreements. Based upon the nature and volume of license transactions and sales activities currently in process, management believes these trends will continue throughout 1999.

      Maintenance revenues. Maintenance revenues remained constant at $7.0 million for the three months ended March 31, 1999 and 1998. Maintenance revenues were favorably impacted by the volume of prior year's license sales and the effects of increases in the Company's maintenance prices, offset by an increase in conversions of license agreements, which include a higher discount on maintenance fees. Maintenance renewals have historically been approximately 90%, and management believes future maintenance renewal rates will continue at this level.

      Total cost of revenues. Total cost of revenues during the three months ended 1999 and 1998 were $1.9 million and $1.4 million, respectively, representing 13.4% and 13.3% of total revenues. Based upon current customer service activities and the expected amounts of amortization of capitalized software costs and intangible assets, management believes the total cost of revenues will continue to be approximately 12% to 14% of total revenues throughout 1999, excluding the impact that acquisitions, if any, may have on cost of revenues.

      Cost of license revenues. Cost of license revenues includes amortization of capitalized software costs, amortization of international distribution rights, product royalties, materials and packaging expenses. Costs of license revenues were $0.7 and $0.5 million for the three months ended March 31, 1999 and 1998, respectively, representing 9.6% and 13.8% of license revenues in such periods. The increase in cost of license revenues from 1998 to 1999 is primarily due to the amortization of intangible assets acquired in January 1999 from the Company's former distributor in the United Kingdom.

      Cost of maintenance revenues. Cost of maintenance revenues consists of personnel and related costs for customer support, training and consulting services. Costs of service revenues were $1.2 million and $0.9 million for the three months ended March 31, 1999 and 1998, respectively, representing 17.3% and 13.1% of service revenues in such periods. The increase in costs from 1998 to 1999 is a result of increased personnel in professional services for client/server and additional support personnel in the United Kingdom subsidiary.

      Sales and marketing. Sales and marketing includes personnel and related costs for the Company's direct sales organization, marketing staff and promotional expenses. Sales and marketing expenses were $4.5 million and $3.5 million for the three months ended March 31, 1999 and 1998, respectively, representing 31.9% and 33.0% of total revenues in such periods. The increase in sales and marketing expenses is primarily due to an increase in personnel in the direct sales organization in the United Kingdom, an increase in marketing and promotional expenses, and an increase in commission expenses to the Company's direct sales forces as a result of increased sales.

      Product research and development. Product research and development includes personnel and related costs for the Company's development staff. Product research and development expenses were $4.2 million and $3.6 million for the three months ended March 31, 1999 and 1998, respectively, representing 29.3% and 34.1% of total revenues in such periods. The increase in product research and development expenses from 1998 to 1999 reflects increased investments in both mainframe and client/server products.

      General and administrative. General and administrative includes salaries and related costs of administration, finance and management personnel, as well as legal and accounting fees. General and administrative expenses were $1.4 million and $1.1 million for the three months ended March 31, 1999 and 1998, respectively, representing 10.2% and 10.8% of total revenues in such periods. The increase in general and administrative expenses from 1998 to 1999 is due to an increase in personnel in the Company's information systems department and costs associated with the relocation of the Company's headquarters which will be completed in June 1999.

      Net interest and other income. Net interest and other income includes interest recorded on installment receivables, interest income earned by the Company on its excess cash balances, interest expense incurred on term and revolving credit facilities, and exchange gains (losses) incurred by the Company on foreign exchange transactions. Net interest and other income totaled $0.6 million and $0.4 million for the three months ended March 31, 1999 and 1998, respectively. The increase from 1998 to 1999 reflects higher levels of interest income earned by the Company on its cash balances and lower levels of interest expense following repayment of the outstanding balance on the Company's debt obligations during 1998.

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 1999, the Company had cash and cash equivalents of $27.4 million and working capital of $23.9 million. During the three months ended March 31, 1999, net cash provided by operating and financing activities were $2.9 million and $1.2 million, respectively, while net cash used in investing activities was $4.8 million. The Company invests its cash, which includes the $12.0 million proceeds from the Company's initial public offering in November 1997, in a money market fund. The Company had no debt as of March 31, 1999, other than normal trade payables and accrued liabilities. Stockholders' equity at March 31, 1999 was $32.7 million.

      In March 1999, the Company obtained a revolving line of credit in the amount of $10.0 million. The line of credit, which was granted on an unsecured basis, has a floating interest rate of LIBOR plus 1.35% and expires June 30, 2000. No advances have been made on the line of credit.

      The Company continues to finance its growth through funds generated from operations. For the three months ended March 31, 1999, cash flow from operations was $2.9 million. Beginning in December 1998 and continuing in 1999, the Company has sold unbilled accounts receivable, on a non-recourse basis, to augment its operating cash flows. In March 1999, the Company sold $3.0 million of unbilled accounts receivable. The sale of the unbilled receivables resulted in an immaterial gain for the Company. In the future, the Company may sell additional unbilled accounts receivable from time to time depending on the Company's cash flow requirements and whether the terms are financially favorable for the Company.

      The Company's investing activities primarily include expenditures for fixed assets in support of the Company's product development activities and infrastructure, and for capitalized software development costs. During the three months ended March 31, 1999, the Company invested $0.8 million, respectively, in fixed assets, consisting primarily of computer equipment to expand and upgrade the Company's development activities.

      Additionally, in January 1999, the Company signed an agreement to acquire certain rights and related assets from Software Products Ltd. ("Software Products"), a former international distributor of the Company's products. As a result of the agreement, the Company regained direct access to its mainframe customers in the United Kingdom. As consideration for the acquisition of these rights, the Company paid Software Products $4.0 million in cash. As further consideration, the Company issued to Software Products 91,586 shares of Company common stock, with a fair value of $850,000 and subject to certain resale restrictions and registration rights. Additionally, the Company granted Software Products a warrant to purchase 150,000 shares of the Company's common stock at the then fair market value of $10 per share, which vested upon issuance and expires in January 2009. The Company recorded the acquisition of the customer base as an intangible asset representing the cash payment and the fair value of the stock and warrant issued. The Company will amortize the intangible asset into cost of license revenues over five years. Management believes the transaction will be accretive in 1999.

      The Company believes that cash and cash equivalents at March 31, 1999, cash flow generated from operations and the line of credit will provide sufficient liquidity to meet its needs for at least the next twelve months. To the extent the Company makes acquisitions of other companies, products or technologies, the Company may use working capital, sell or issue additional equity or debt securities or use credit facilities.

NEW ACCOUNTING PRONOUNCEMENTS

      In December 1998, the American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position (SOP) 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." SOP 98-9 modifies SOP 97-2 by requiring revenue to be recognized using the "residual method" if certain conditions exist. SOP 98-9 will be effective for the Company's 2000 financial statements. Management is assessing the impact that SOP 98-9 will have on the Company's results of operations.

      In March 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 became effective January 1, 1999. The adoption of SOP 98-1 did not have a material impact on the Company's results of operations or financial condition.

YEAR 2000 COMPLIANCE

      The Company has conducted periodic evaluations of its computer systems and products in an effort to determine the actions, if any, necessary to make them Year 2000 compliant. The term "Year 2000 compliant" (or similar terms) generally means that information technology hardware and software are able to correctly interpret and manipulate dates up to and through the year 2000, without interruption as the result of the change to this date.

      These evaluations have involved both testing the Company's computer systems and requesting certifications from its vendors. The Company has received vendor certification that all of its business critical information technology systems, including internal communication systems, accounting and finance systems, customer service systems and sales and marketing tracking systems, are Year 2000 compliant. Based upon its evaluation, the Company has determined that approximately eighty percent of its information technology systems are Year 2000 compliant, but has also found that certain non-business critical software applications may not be compliant. The Company is engaged in upgrading, replacing and testing these applications, and this process is expected to be completed during the third quarter of 1999.

      The Company also recognizes that there are risks with respect to embedded systems that are not necessarily a part of the Company's information technology systems but contain microprocessor chips, which may not function properly with the change of date to the year 2000. The majority of the embedded systems on which the Company relies in its day-to-day operations are owned and managed by the lessors of the buildings in which the Company's offices are located, or by agents of such lessors. During the second quarter of 1999, the Company will move its headquarters to a new facility, presently under final construction and containing new mechanical systems, in Reston, Virginia. The Company believes that the new mechanical systems will be Year 2000 compliant, based on its building construction manager's experience with other such systems, and certain representations made by the manufacturers of such systems. The Company intends to seek certificates from these manufacturers that their systems are Year 2000 compliant. Additionally, the Company is installing a new telephone switch in the new facility, and a Year 2000 compliancy certificate has been received from the switch's manufacturer.

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

      With respect to the products sold by the Company, the Company has determined that, with certain exceptions described below, to the extent that underlying hardware platforms, operating systems applications and databases will accommodate the year 2000 date change, the Company's performance management software products are Year 2000 compliant. The Company is specifically aware that CICS Version 2, Release 1.2, an operating system developed and marketed by the IBM Corporation is not presently Year 2000 compliant, according to IBM, and that the Company's The Monitor for CICS/MVS Version 8.3 product, since it operates with such non-compliant IBM product, is therefore also non-compliant. The Company has been communicating this non-compliancy situation to its customers by written, oral and electronic (e-mail and the Company's web site) communications since 1997.

The expected reduced sales of this product are not expected to have a material adverse effect on the Company's results of operations or financial condition.


      The other exceptions to the Company's general condition of Year 2000 product compliance are: (1) some Company product customers may be operating older, non-compliant versions of certain of the Company's products, and also may not be active participants in product maintenance programs that periodically provide in the normal course of business (at no additional charge beyond the on-going costs of program participation) newer product versions or product modifications that address Year 2000 non-compliancy issues and specifically make such products Year 2000 compliant (the "Older Product Scenario"); and (2) the Company recently discovered that its NaviGraph product, version 1.3 requires a product addition to make it Year 2000 compliant (the "NaviGraph Scenario").


      With respect to the Older Product Scenario, the majority (on an absolute basis) of the Company's products were made Year 2000 compliant during 1997. Certain other Company products, specifically The Monitor for DB Control, The Monitor for MQ Series and NaviPlex products, were made Year 2000 compliant during 1998. Additionally, those customers on active product maintenance programs (and approximately 90% of the Company's customers participate in such programs) receive regular product upgrades or modifications that include software that addresses Year 2000 compliancy issues. The Company encourages all its customers to participate in active maintenance programs. The Company has been communicating this Older Product Scenario issue to customers through written, oral and electronic (e-mail and the Company's web site) communications and will continue to do so past the Year 2000 date change.

      With respect to the NaviGraph Scenario, the product addition required to make this product Year 2000 compliant was made generally available to all NaviGraph customers participating in active maintenance programs during late April 1999. The Company had previously communicated to its customers and to third parties, beginning in 1997, that NaviGraph 1.3 was Year 2000 compliant. Of the approximately 46 domestic NaviGraph 1.3 customers, 41 of such customers participate in the maintenance program for the product, and 4 of the remaining 5 customers no longer use the product. Of the approximately 142 international NaviGraph customers (version 1.3 and prior versions, which prior versions have consistently been described by the Company as not Year 2000 compliant) 113 of such customers participate in the maintenance program for the products. The Company does not know how many of those international NaviGraph product customers not participating in an active maintenance program are no longer using the product. Accordingly, the large majority of domestic NaviGraph 1.3 and international NaviGraph 1.3 (and previous version) customers who have elected to participate in active maintenance programs are, or will be made, Year 2000 compliant with respect to such products in the normal course of business, assuming they accept and implement such normal product maintenance. Additionally, NaviGraph 2.0, which is Year 2000 compliant, is targeted to be released in June 1999, and will be made available to NaviGraph 1.3 customers that are on, or wish to join, active maintenance programs. The Company intends to contact all NaviGraph 1.3 product customers to alert them that Year 2000 compliancy issues may be present and to inform them of their options.


      Notwithstanding its efforts to attempt to ensure that its products are Year 2000 compliant, the Company may experience future uncertainties and problems relating to the year 2000 date change issue, including but not limited to possible technical problems and/or customer claims. The Company intends to conduct a further cycle of tests for its mainframe products, and is also aware that certain of its customers have been and will be conducting additional Year 2000 Company product compliancy tests, and it is possible that additional Company product Year 2000 compliancy issues could be discovered in the future, including during the course of such tests.

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

      The Company has incurred approximately $0.1 million, $0.1 million and $0.2 million in the three months ended March 31, 1999 and the years ended December 31, 1998 and 1997, respectively, for Year 2000 remediation activites. The Company currently expects to incur approximately $0.1 million during the remainder of 1999 for Year 2000 remediation activities. There can be no assurance that the actions taken by the Company with respect to its internal information technology systems, embedded systems or its products will eliminate the numerous and varied risks associated with the year 2000 date change. Further, there can be no assurance that the Company will not be adversely affected by any year 2000 related difficulties encountered by vendors or customers or by any downturn in information technology purchases or in the economy in general as the year 2000 date change draws nearer, or after such date change. Additionally, the effects of any actual Year 2000 non-compliance problem directly or indirectly experienced by the Company could be exacerbated by the fact that the Company normally experiences its largest quarterly sales for a given calendar year in the fourth quarter of each year, and invoices and receives payment for such sales in the first quarter of the following calendar year. Accordingly, should a Year 2000 non-compliance problem or problems affect the Company's customers, the potential impact on the Company's operations could be greater than if the Company received these payments at the time of sale or some time other than the calendar quarter immediately after the date switch from 1999 to 2000. Any of these risks could have a material adverse effect on the Company's financial condition and results of operations.


CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE LITIGATION REFORM ACT OF 1995

Some of the statements in this Form 10-Q are "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995 and are related to anticipated future operating results. Specifically, the following may be impeded by events that have not been presently anticipated: the sale of unbilled accounts receivable, the Company's ability to make its acquisitions accretive, the Company's ability to sell or issue equity or debt securities or to enter into credit facilities on acceptable terms and the Company's ability to increase license revenues, maintain the level of maintenance renewal rates and limit total cost of sales. Forward-looking statements are based on management's current expectations and assumptions, which may be affected by a number of factors, including, without limitation, competitive product introductions, price competition, the Company's ability to consummate license transactions as anticipated, any failure or delay in the Company's ability to develop and introduce new products, seasonal factors affecting the Company's sales, the Company's ability to attract and retain qualified technical, sales, managerial and other key personnel, the Company's ability to manage expenses effectively, the recent introduction of the Euro currency, the "Year 2000" software and systems issue, and other factors detailed herein and in the Company's other filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Therefore, there can be no assurance that actual future results will not differ materially from anticipated results.


Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

      The Company has subsidiaries in the United Kingdom, Germany, France, The Netherlands, Sweden, Spain, Australia, Hong Kong and Singapore that act as distributors of its products. Additionally, the Company uses third party distributors to market and distribute its products in other international regions. Transactions conducted by the subsidiaries are typically denominated in the local country currency, while royalty payments from the distributors are typically denominated in U.S. dollars. As a result, the Company is primarily exposed to foreign exchange rate fluctuations as the financial results of its subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and impact overall expected profitability. However, through and as of March 31, 1999, the Company's exposure was not material to the overall financial statements taken as a whole. The Company has not entered into any foreign currency hedging transactions with respect to its foreign currency market risk. The Company does not have any financial instruments subject to material market risk, except as discussed above.


                          PART II -- OTHER INFORMATION

Item 1.     Legal Proceedings

                        None

Item 2.     Changes in Securities and Use of Proceeds

      (c) In January 1999, the Company issued 91,586 unregistered shares of Company common stock to Software Products Ltd. as partial consideration for the acquisition of certain distribution rights. A description of such transaction can be found in Part I, Item 2 - "Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources" contained herein.

            No underwriter was involved in the foregoing transaction. The issuance was deemed exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act.

      (d) The net proceeds to the Company from the initial public offering (SEC File No. 333-35629 effective November 18, 1997) were approximately $12 million and have been deposited by the Company in a money market fund investing solely in short-term U.S. government obligations.

Item 3.     Defaults Upon Senior Securities

            None

Item 4.     Submission of Matters to a Vote of Security Holders

            The Annual Meeting of the Stockholders was held on May 11, 1999 at the Company's headquarters, 8000 Towers Crescent Drive, Vienna, Virginia.

            1. PROPOSAL ONE - Election of directors
               Nominees:                    For                Withheld
                                            ----------         -----------
               Patrick H. McGettigan        10,740,318         8,500
               Katherine K. Clark           10,740,318         8,500
               Ralph E. Alexander           10,740,318         8,500
               Jeffrey H. Bergman           10,740,318         8,500
               T. Eugene Blanchard          10,740,318         8,500
               Patrick W. Gross             10,740,318         8,500
               Sudhakar V. Shenoy           10,740,318         8,500

            2. PROPOSAL TWO - Approval of an amendment to the 1994 Stock
               Incentive Plan to increase by 1,500,000 the number of shares authorized for issuance thereunder

               For                              8,519,564
               Against                            969,754
               Abstain                             14,058

            3. PROPOSAL THREE - Ratification of selection of
               PricewaterhouseCoopers LLP as independent accountants

               For                             10,745,474
               Against                              2,255
               Abstain                              1,088

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

            10.5  1994 Stock Incentive Plan, as amended.

            10.6 1996 Advisory Board and directors Stock Incentive Plan (incorporated by reference to Exhibit 10.6 forming a part of the Company's registration statement on Form S-1 (File No. 333-35629) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended.)

            10.7  1998 Employee Stock Purchase Plan, as amended.

            27.1  Financial Data Schedule

      (b)   Reports on Form 8-K

            The Company did not file any reports on Form 8-K during the first quarter of 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               LANDMARK SYSTEMS CORPORATION

Date:       May 17, 1999       By:         /s/ Ralph E. Alexander
                                           -------------------------------
                                           Ralph E. Alexander
                                           President and Chief Operating Officer (Duly
                                           Authorized Officer)

Date:       May 17, 1999       By:         /s/ Frederick S. Rolandi, III
                                           -------------------------------
                                           Frederick S. Rolandi, III
                                           Vice President and Chief Financial Officer
                                           (Chief Accounting Officer)