Form 10-Q
period 1999-06-30
LANDMARK SYSTEMS CORP
filed 1999-08-16
CIK 854418

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 1999
                         COMMISSION FILE NUMBER 0-23373

                          LANDMARK SYSTEMS CORPORATION
             (Exact name of registrant as specified in its charter)

               VIRGINIA                                   54-1221302
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

12700 SUNRISE VALLEY DRIVE, RESTON, VA                     20191
(Address of principal executive offices)                 (Zip Code)

                                  703-464-1300
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES      X             NO
      --------            --------


Number of shares outstanding of the issuer's classes of common stock as of July 31, 1999:

               Class                             Number of Shares Outstanding
--------------------------------------           ----------------------------
Common Stock, par value $.01 per share                   12,602,397

                          LANDMARK SYSTEMS CORPORATION

                           QUARTER ENDED JUNE 30, 1999

                                      INDEX

                                                                                                                    PAGE
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements...........................................................................            3

           Condensed Consolidated Statements of Operations for the three and six
           months ended June 30, 1999 (unaudited) and June 30, 1998 (unaudited)...........................            4

           Condensed Consolidated Balance Sheets as of June 30, 1999 (unaudited)
           and December 31, 1998..........................................................................            5

           Condensed Consolidated Statements of Cash Flows for the six months
           ended June 30, 1999 (unaudited) and June 30, 1998 (unaudited)..................................            6

           Notes to Condensed Consolidated Financial Statements (unaudited)...............................         7-10

Item 2.    Management's Discussion and Analysis of Results of Operations and
           Financial Condition............................................................................        10-16

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.....................................           17

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings..............................................................................           17

Item 2.    Changes in Securities and Use of Proceeds......................................................           17

Item 3.    Defaults Upon Senior Securities................................................................           17

Item 4.    Submission of Matters to a Vote of Security Holders............................................        17-18

Item 5.    Other Information..............................................................................           18

Item 6.    Exhibits and Reports on Form 8-K...............................................................        18-19

SIGNATURES ...............................................................................................           20

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

      The condensed financial statements set forth below for the three and six-month periods ended June 30, 1999 and 1998 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the three and six-month periods ended June 30, 1999 are not necessarily indicative of the results for the fiscal year.

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

                          LANDMARK SYSTEMS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   Three Months Ended June 30,            Six Months Ended June 30,
                                                   ---------------------------            -------------------------
                                                     1999              1998                 1999              1998
                                                     ----              ----                 ----              ----
Revenues
  License revenues                              $ 6,784,372        $ 5,849,463         $ 14,039,020       $ 9,414,750
  Maintenance revenues                            7,504,151          6,724,090           14,438,082        13,701,725
                                                 ----------         ----------           ----------        ----------
        Total revenues                           14,288,523         12,573,553           28,477,102        23,116,475
                                                 ----------         ----------           ----------        ----------
Cost of revenues
  Cost of license revenues                          404,906            444,774              681,115           781,299
  Cost of maintenance revenues                    1,114,545            903,842            2,224,464         1,820,368
  Amortization of distribution rights               423,732            154,000              847,232           307,998
                                                 ----------         ----------           ----------        ----------
        Total cost of revenues                    1,943,183          1,502,616            3,752,811         2,909,665
                                                 ----------         ----------           ----------        ----------
  Gross profit                                   12,345,340         11,070,937           24,724,291        20,206,810
                                                 ----------         ----------           ----------        ----------

Operating expenses
  Sales and marketing                             4,955,620          4,195,701            9,567,586         7,669,308
  Product research and development                4,171,043          3,946,198            8,333,674         7,545,717
  General and administrative                      1,453,397          1,397,436            2,895,265         2,537,076
                                                 ----------         ----------           ----------        ----------
        Total operating expenses                 10,580,060          9,539,335           20,796,525        17,752,101
                                                 ----------         ----------           ----------        ----------

Operating income                                  1,765,280          1,531,602            3,927,766         2,454,709

Interest and other income, net                      529,008            443,457            1,108,119           883,287
                                                 ----------         ----------           ----------        ----------

Income before taxes                               2,294,288          1,975,059            5,035,885         3,337,996
   Provision for income taxes                       877,562            755,460            1,926,226         1,276,783
                                                 ----------         ----------           ----------        ----------

Net income                                      $ 1,416,726        $ 1,219,599          $ 3,109,659       $ 2,061,213
                                                ===========        ===========          ===========       ===========

Earnings per share
   Basic                                              $0.11              $0.11                $0.26             $0.18
   Diluted                                            $0.11              $0.10                $0.24             $0.17

See accompanying notes to condensed consolidated financial statements.

                          LANDMARK SYSTEMS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              June 30, 1999      December 31, 1998
                                                                              -------------      -----------------
                                                                               (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                    $27,145,131           $28,322,234
  Accounts receivable, net of allowance for doubtful
     accounts of $1,113,000 and $1,323,000                                      12,625,205            10,902,168
  Unbilled accounts receivable                                                   6,916,292             5,728,250
  Other current assets                                                           2,628,214             2,498,564
                                                                               -----------           -----------
        Total current assets                                                    49,314,842            47,451,216

Unbilled accounts receivable - noncurrent                                        6,536,849             5,486,240
Fixed assets, net                                                                4,996,116             4,121,290
Capitalized software costs, net                                                    171,815               257,722
Intangible assets, net                                                           5,171,937               616,000
Other assets                                                                     1,409,718             1,374,427
                                                                               -----------           -----------
Total assets                                                                   $67,601,277           $59,306,895
                                                                               ===========           ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                                        $ 3,093,765           $ 6,217,441
  Deferred revenue                                                              19,743,309            17,088,814
                                                                               -----------           -----------
        Total current liabilities                                               22,837,074            23,306,255

Deferred revenue - noncurrent                                                    9,540,502             7,710,350
Other liabilities                                                                  345,067               323,212
                                                                               -----------           -----------
Total liabilities                                                               32,722,643            31,339,817
                                                                               -----------           -----------

Stockholders' equity:
   Common stock, $0.01 par value, 30,000,000
      Shares authorized, 12,373,309 and
      11,782,585 issued and outstanding                                            123,733               117,826
   Additional paid-in capital                                                   30,863,867            26,692,818
   Retained earnings                                                             4,129,150             1,019,503
   Accumulated other comprehensive income (loss)                                  (238,116)              136,931
                                                                               -----------           -----------
Total stockholders' equity                                                      34,878,634            27,967,078
                                                                               -----------           -----------
Total liabilities and stockholders' equity                                     $67,601,277           $59,306,895
                                                                               ===========           ===========

See accompanying notes to condensed consolidated financial statements.

                          LANDMARK SYSTEMS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       Six Months Ended June 30,
                                                                                       -------------------------
                                                                                      1999                   1998
                                                                                      ----                   ----
Cash flows from operating activities
     Net income                                                                  $ 3,109,659             $ 2,061,213
     Adjustments to reconcile net income to net
       cash flows from operations
         Depreciation and amortization                                             1,722,979               1,386,496
         Provision for deferred income taxes                                               -                (407,936)
     Tax benefit for exercise of stock options                                       925,787                 368,051
     Sale of unbilled accounts receivable                                          5,567,551                       -
     Changes in working capital                                                   (8,463,439)             (2,285,923)
                                                                                 -----------             ------------
         Net cash provided by operating activities                                 2,862,537               1,121,901
                                                                                 -----------             ------------

Cash flows from investing activities
     Acquisition of distribution rights                                           (4,000,000)                      -
     Capital expenditures                                                         (1,664,667)             (1,083,980)
                                                                                 -----------             ------------
         Net cash used in investing activities                                    (5,664,667)             (1,083,980)
                                                                                 -----------             ------------

Cash flows from financing activities
     Principle payments on loans                                                           -                (264,450)
     Proceeds from sale of common stock                                            1,861,169                 852,560
                                                                                 -----------             ------------
         Net cash provided by financing activities                                 1,861,169                 588,110
                                                                                 -----------             ------------

Effect of exchange rate changes on cash                                             (236,142)                 (2,720)
                                                                                 -----------             ------------
Net (decrease) increase in cash and
     cash equivalents                                                             (1,177,103)                623,311
Cash and cash equivalents, beginning of period                                    28,322,234              17,242,681
                                                                                 -----------             ------------
Cash and cash equivalents, end of period                                         $27,145,131             $17,865,992
                                                                                 ===========             ===========


See accompanying notes to condensed consolidated financial statements.

                          LANDMARK SYSTEMS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

      The accompanying unaudited interim condensed consolidated financial statements of Landmark Systems Corporation and its subsidiaries (collectively, the "Company") reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented in conformity with generally accepted accounting principles for interim financial information. Such adjustments are of a normal recurring nature. Intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with current year presentation.

      The results of the interim periods presented are not necessarily indicative of the results for the year. The Company's interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on Form 10-K.

NOTE 2 - SOFTWARE REVENUE RECOGNITION

      Effective January 1, 1998, the Company adopted the provisions of Statement of Position ("SOP") 97-2, "Software Revenue Recognition," which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. In December 1998, the American Institute of Certified Public Accountants issued SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." SOP 98-9 modifies SOP 97-2 by requiring revenue to be recognized using the "residual method" if certain conditions exist. SOP 98-9 will be effective for the Company's 2000 financial statements. The adoption of SOP 97-2 did not have a material impact on the Company's consolidated financial statements. Management is evaluating various pricing alternatives and strategies to determine their possible impact on revenue recognition upon the adoption of SOP 98-9.

NOTE 3 - EARNINGS PER SHARE

      The following reconciliation of the numerators and denominators is provided for basic and diluted earnings per share for the three and six months ended June 30, 1999 and 1998. Basic earnings per share is computed by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by additionally reflecting the potential dilution that could occur, using the treasury stock method, if warrants and options to acquire common stock were exercised and resulted in the issuance of common stock.

                                                                Income                Shares             Per-Share
                                                              (Numerator)          (Denominator)          Amount
                                                              -----------          -------------         ---------
For the three months ended June 30, 1999
     Basic earnings per share                                 $1,416,726          12,322,047                $0.11
                                                                                                          =======

     Effect of dilutive securities
         Stock options and warrants                                   -              851,699
                                                              ----------          ----------
     Diluted earnings per share                               $1,416,726          13,173,746                $0.11
                                                              ==========          ==========              =======

For the three months ended June 30, 1998
     Basic earnings per share                                 $1,219,599          11,405,458                $0.11
                                                                                                          =======

     Effect of dilutive securities
         Stock options and warrants                                   -              789,457
                                                              ----------          ----------
     Diluted earnings per share                               $1,219,599          12,194,915                $0.10
                                                              ==========          ==========              =======

                                                                      Income               Shares              Per-Share
                                                                    (Numerator)         (Denominator)           Amount
                                                                     ---------           -----------          ----------
For the six months ended June 30, 1999
     Basic earnings per share                                       $3,109,659          12,119,670               $0.26


     Effect of dilutive securities
         Stock options and warrants                                          -             938,033
                                                                    ----------          ----------
     Diluted earnings per share                                     $3,109,659          13,057,703               $0.24
                                                                    ==========          ==========             =======

For the six months ended June 30, 1998
     Basic earnings per share                                       $2,061,213          11,337,360               $0.18
                                                                                                               =======

     Effect of dilutive securities
         Stock options and warrants                                          -             891,955
                                                                    ----------          ----------
     Diluted earnings per share                                     $2,061,213          12,229,315               $0.17
                                                                    ==========          ==========             =======

NOTE 4 - COMPREHENSIVE INCOME

The Company's total comprehensive income is comprised of net income and other comprehensive income, which consists of foreign currency translation adjustments. Total comprehensive income for the three months ended June 30, 1999 and 1998 was $1,397,125 and $1,217,083, respectively. Total comprehensive income for the six months ended June 30, 1999 and 1998 was $2,873,517 and $2,058,489, respectively.

NOTE 5 - SEGMENT REPORTING

     The Company classifies its operations into one industry segment, software development and related services. The Company categorizes its products and services into two groups: mainframe and client/server. The Company's revenues by product group consist of the following:

                                              Three Months Ended June 30,                     Six Months Ended June 30,
                                          ------------------------------------           ----------------------------------
                                              1999                 1998                     1999                  1998
                                              ----                 ----                     ----                  ----
                 Mainframe                   $11,932,690        $10,893,936               $ 23,122,714        $ 20,046,746
                 Client/server                 2,355,833          1,679,617                  5,354,388           3,069,729
                                             -----------        -----------               ------------        ------------
                    Total revenues           $14,288,523        $12,573,553               $ 28,477,102        $ 23,116,475
                                             ===========        ===========               ============        ============

     The Company sells its products outside the United States through its subsidiaries and international distributors. Revenues from international distributors are presented net of royalties retained by the distributors. The Company's revenues by country or geographic region are as follows:

                                                  Three Months Ended June 30,                      Six Months Ended June 30,
                                           ----------------------------------------       -----------------------------------------
                                                 1999                   1998                    1999                      1998
                                                 ----                   ----                    ----                      ----
             United States                     $10,102,836              $8,320,478            $ 19,964,668            $ 15,389,763
             Germany                               895,873               1,462,910               1,897,321               2,187,984
             United Kingdom                        242,301                 644,430               1,210,426               1,208,253
             The Netherlands                       514,631                 587,536               1,186,595                 973,069
             Other European countries              520,228                 300,619                 888,033                 697,335
             Japan                                 663,157                 305,004               1,012,307                 765,021
             Australia                             422,183                 462,740                 792,593                 740,867
             Rest of world                         927,314                 489,836               1,525,159               1,154,183
                                               -----------             -----------             -----------              ----------
                   Total revenues              $14,288,523             $12,573,553            $ 28,477,102             $23,116,475
                                               ===========             ===========            ============             ===========

     The Company's long-lived assets, which consist of fixed assets, capitalized software and intangible assets, by country or geographic region are as follows:
June 30,

                                                                                    June 30,
                                                                   -----------------------------------------
                                                                        1999                     1998
                                                                        ----                     ----
             United States                                           $10,078,592              $4,345,862
             Europe                                                      196,480                 174,000
             Australia and Southeast Asia                                 64,796                  58,869
                                                                     -----------              ----------
                 Total long-lived assets                             $10,339,868              $4,578,731
                                                                     ===========              ==========

NOTE 6 - ACQUISITION OF DISTRIBUTION RIGHTS AND ESTABLISHMENT OF SUBSIDIARIES

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

     In April 1999, the Company established a subsidiary, Landmark Systems Singapore Pte Ltd. to act as a distributor of the Company's products in Singapore. In May 1999, the Company established a subsidiary, Landmark Systems France, SARL, to act as a distributor of the Company's client/server products in France. In June 1999, the Company acquired the distribution rights from its international distributor in the Scandinavian countries and established a subsidiary, Landmark Systems Nordic, AB, to act as a distributor of the Company's products in the Scandinavian countries. Under terms of the agreement to acquire the distribution rights, the Company will pay the former distributor a royalty through June 2003 ranging from 65% to 75% of revenue received from the licensing of certain products to, and the receipt of maintenance revenue attributed to those products from, the former distributor's customers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

      The following table sets forth the Company's Condensed Consolidated Statements of Operations expressed as percentages of total revenues for the periods indicated:

                                                 Three Months Ended June 30,            Six Months Ended June 30,
                                                 ---------------------------            -------------------------
                                                   1999             1998                  1999           1998
                                                   ----             ----                  ----           ----
Revenues
     License revenues                               47.5%           46.5%                  49.3%          40.7%
     Maintenance revenues                           52.5            53.5                   50.7           59.3
                                                  ------          ------                 ------         ------
           Total revenues                          100.0           100.0                  100.0          100.0
                                                  ------          ------                 ------         ------
Cost of revenues
     Cost of license revenues                        2.8             3.6                    2.4            3.4
     Cost of maintenance revenues                    7.8             7.2                    7.8            7.9
     Amortization of distribution rights             3.0             1.2                    3.0            1.3
                                                  ------          ------                 ------         ------
           Total cost of revenues                   13.6            12.0                   13.2           12.6
                                                  ------          ------                 ------         ------
Gross profit                                        86.4            88.0                   86.8           87.4
                                                  ------          ------                 ------         ------
Operating expenses
     Sales and marketing                            34.7            33.4                   33.5           33.2
     Product research and development               29.2            31.4                   29.3           32.6
     General and administrative                     10.1            11.1                   10.2           11.0
                                                  ------          ------                 ------         ------
           Total operating expenses                 74.0            75.9                   73.0           76.8

Operating income                                    12.4            12.1                   13.8           10.6
     Net interest and other income                   3.7             3.6                    3.9            3.8
                                                  ------          ------                 ------         ------
Income before income taxes                          16.1            15.7                   17.7           14.4
     Provision for income taxes                     (6.2)           (6.0)                  (6.8)          (5.5)
                                                  ------          ------                 ------         ------

Net income                                           9.9%            9.7%                  10.9%           8.9%
                                                  ======          ======                 ======         ======


     TOTAL REVENUES. Total revenues increased 13.5% from $12.6 million for the three months ended June 30, 1998, to $14.3 million for the three months ended June 30, 1999, and increased 23.4% from $23.1 million to $28.5 million for the six months ended June 30, 1998 and 1999, respectively. Revenues for the three-month period ended June 30, 1999 from mainframe products and services were $11.9 million, an increase of 9.5% from the same period in the prior year; revenues for the three-month period ended June 30, 1999 from client/server products and services were $2.4 million, an increase of 40.3% from the same period in the prior year. Revenues for the first six months of 1999 from mainframe products and services were $23.1 million, an increase of 15.3% from the same period in the prior year; revenues for the first six months of 1999 from client/server products and services were $5.4 million, an increase of 74.4% from the same period in the prior year. The increase in revenues from mainframe products and services was primarily due to new orders and to the increasing number of conversions of existing North American customers to new or modified license agreements, typically containing extended maintenance terms. The increase in client/server revenues was primarily due to increased product acceptance of the client/server products in North America.

      International revenues for the three and six months ended June 30, 1999 were $4.2 million and $8.5 million, respectively, compared to international revenues for the three and six months ended June 30, 1998 of $4.3 million and $7.7 million. The decreases in international revenues during the three and six months ended June 30, 1999 were primarily due to the lengthening of the sales cycle as compared with the three and six-month periods ended June 30, 1998 (this lengthening of the sales cycle may be attributable to certain Year 2000 issues, as described below), the structuring of several large international transactions as rental agreements, in which the revenue will be amortized over the rental period, and, to a lesser extent, the decline in value of the Euro against the US dollar.

      LICENSE REVENUES. License revenues increased 16.0% from $5.8 million for the three months ended June 30, 1998, to $6.8 million for the three months ended June 30, 1999, and increased 49.1% from $ 9.4 million to $ 14.0 million for the six months ended June 30, 1998 and 1999, respectively. The increases in license revenue are due to an increase in sales to new customers and conversions of existing North American customers to new or modified license agreements, partially offset by a decreases in international license revenue during the three months ended June 30, 1999 compared to the prior year period.

      MAINTENANCE REVENUES. Maintenance revenues increased 11.6% from $6.7 million for the three months ended June 30, 1998 to $7.5 million for the three months ended June 30, 1999, and increased 5.4% from $13.7 million to $14.4 million for the six months ended June 30, 1998 and 1999, respectively. Maintenance revenues were favorably impacted by the volume of prior year's license sales and the effects of increases in the Company's maintenance prices, partially offset by an increase in conversions of license agreements, which often include a higher discount on maintenance fees, and by a decrease in international maintenance revenues due to the strengthening of the US dollar against foreign currencies.

      TOTAL COST OF REVENUES. Total cost of revenues during the three months ended June 30, 1998 and 1999 were $1.5 million and $1.9 million, respectively, representing 12.0% and 13.6% of total revenues. Total cost of revenues during the six months ended June 30, 1998 and 1999 were $2.9 million and $3.8 million, respectively, representing 12.6% and 13.2% of total revenues. Based upon current customer service activities and the expected amounts of amortization of capitalized software costs and distribution rights, management believes the total cost of revenues will continue to be approximately 12% to 14% of total revenues throughout 1999, excluding the impact that acquisitions, if any, may have on cost of revenues.

      COST OF LICENSE REVENUES. Cost of license revenues includes amortization of capitalized software costs, product royalties, materials and packaging expenses. Costs of license revenues were $0.4 million for the three months ended June 30, 1998 and 1999, representing 7.6% and 6.0% of license revenues in such periods. Costs of license revenues were $0.8 and $0.7 million for the six months ended June 30, 1998 and 1999, respectively, representing 8.3% and 4.9% of license revenues in such periods.

      COST OF MAINTENANCE REVENUES. Cost of maintenance revenues consists of personnel and related costs for customer support and training. Costs of maintenance revenues were $0.9 million and $1.1 million for the three months ended June 30, 1998 and 1999, respectively, representing 13.4% and 14.9% of service revenues in such periods. Costs of maintenance revenues were $1.8 million and $2.2 million for the six months ended June 30, 1998 and 1999, respectively, representing 13.3% and 15.4% of service revenues in such periods. The increase in costs from 1998 to 1999 is primarily a result of increased personnel in professional services for client/server products and additional support personnel in the United Kingdom subsidiary.

     AMORTIZATION OF DISTRIBUTION RIGHTS. Amortization of distribution rights is the straight-line amortization of international distribution rights that have been reacquired from third party resellers. Amortization of distribution rights were $0.2 million and $0.4 million for the three months ended June 30, 1998 and 1999, respectively. Amortization of distribution rights were $0.3 million and $0.8 million for the six months ended June 30, 1998 and 1999, respectively. The increase in amortization of distribution rights from 1998 to 1999 is primarily due to the amortization of intangible assets acquired in January 1999 from the Company's former distributor in the United Kingdom.

      SALES AND MARKETING. Sales and marketing includes personnel and related costs for the Company's direct sales organization, marketing staff, consulting services, and promotional expenses. Sales and marketing expenses were $4.2 million and $5.0 million for the three months ended June 30, 1998 and 1999, respectively, representing 33.4% and 34.7% of total revenues in such periods. Sales and marketing expenses were $7.7 million and $9.6 million for the six months ended June 30, 1998 and 1999, respectively, representing 33.2% and 33.5% of total revenues in such periods. The increase in sales and marketing expenses is primarily due to an increase in personnel in the international direct sales organization and an increase in commission expenses to the Company's direct sales forces as a result of increased sales.

      PRODUCT RESEARCH AND DEVELOPMENT. Product research and development includes personnel and related costs for the Company's development staff. Product research and development expenses were $3.9 million and $4.2 million for the three months ended June 30, 1998 and 1999, respectively, representing 31.4% and 29.2% of total revenues in such periods. Product research and development expenses were $7.5 million and $8.3 million for the six months ended June 30, 1998 and 1999, respectively, representing 32.6% and 29.3% of total revenues in such periods. The increase in product research and development expenses from 1998 to 1999 reflects increased investments in both mainframe and client/server products.

      GENERAL AND ADMINISTRATIVE. General and administrative includes salaries and related costs of administration, finance and management personnel, as well as legal and accounting fees. General and administrative expenses were $1.4 million and $1.5 million for the three months ended June 30, 1998 and 1999, respectively, representing 11.1% and 10.1% of total revenues in such periods. General and administrative expenses were $2.5 million and $2.9 million for the six months ended June 30, 1998 and 1999, respectively, representing 11.0% and 10.2% of total revenues in such periods. The increase in general and administrative expenses from 1998 to 1999 is due to an increase in personnel in the Company's information systems department and costs associated with the relocation of the Company's headquarters which occurred in June 1999.

      NET INTEREST AND OTHER INCOME. Net interest and other income includes interest recorded on installment receivables, interest income earned by the Company on its excess cash balances, interest expense incurred on term and revolving credit facilities, and exchange gains (losses) incurred by the Company on foreign exchange transactions. Net interest and other income totaled $0.4 million and $0.5 million for the three months ended June 30, 1998 and 1999, respectively. Net interest and other income totaled $0.9 million and $1.1 million for the three months ended June 30, 1998 and 1999, respectively. The increase from 1998 to 1999 reflects higher levels of interest income earned by the Company on its cash balances and lower levels of interest expense following repayment of the outstanding balance on the Company's debt obligations during 1998.

LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 1999, the Company had cash and cash equivalents of $27.1 million and working capital of $26.5 million. During the six months ended June 30, 1999, net cash provided by operating and financing activities was $2.9 million and $1.9 million, respectively, while net cash used in investing activities was $5.7 million. The Company invests its cash in a money market fund. The Company had no debt as of June 30, 1999, other than normal trade payables and accrued liabilities. Stockholders' equity at June 30, 1999 was $34.9 million.

      In March 1999, the Company obtained a revolving line of credit in the amount of $10.0 million. The line of credit, which was granted on an unsecured basis, has a floating interest rate of LIBOR plus 1.35% and expires June 30, 2000. No advances have been made on the line of credit.

      The Company continues to finance its growth through funds generated from operations. For the six months ended June 30, 1999, cash flow from operations was $2.9 million. Beginning in December 1998 and continuing in 1999, the Company has sold unbilled accounts receivable, on a non-recourse basis, to augment its operating cash flows. In June 1999, the Company sold $2.6 million of unbilled accounts receivable; in March 1999, the Company sold $3.0 million of unbilled accounts receivable. These sales of the unbilled receivables resulted in an immaterial gain for the Company. In the future, the Company may sell additional unbilled accounts receivable from time to time depending on the Company's cash flow requirements and whether the terms are financially acceptable for the Company.

      The Company's investing activities primarily include expenditures for fixed assets in support of the Company's product development activities and infrastructure, and for capitalized software development costs. During the six months ended June 30, 1999, the Company invested $1.7 million in fixed assets, consisting primarily of computer equipment to expand and upgrade the Company's development activities and furniture and fixtures for the Company's new headquarters facility.

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

      The Company believes that cash and cash equivalents at June 30, 1999, cash flow generated from operations and the line of credit will provide sufficient liquidity to meet its needs for at least the next twelve months. To the extent the Company makes acquisitions of other companies, products or technologies, the Company may use working capital, sell or issue additional equity or debt securities or use credit facilities.

NEW ACCOUNTING PRONOUNCEMENTS

      In December 1998, the American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position (SOP) 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." SOP 98-9 modifies SOP 97-2 by requiring revenue to be recognized using the "residual method" if certain conditions exist. SOP 98-9 will be effective for the Company's 2000 financial statements. Management is evaluating various pricing alternatives and strategies to determine their possible impact on revenue recognition upon adoption of SOP 98-9.

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

      These evaluations have involved both testing the Company's computer systems and requesting certifications from its vendors. The Company has received vendor certification that all of its business critical information technology systems, including internal communication systems, accounting and finance systems, customer service systems and sales and marketing tracking systems, are Year 2000 compliant. Based upon its evaluation, the Company has determined that approximately eighty-five percent of its information technology systems are Year 2000 compliant, but has also found that certain non-business critical software applications may not be compliant. The

Company is engaged in upgrading, replacing and testing these applications, and this process is expected to be completed during the third quarter of 1999.

      The Company also recognizes that there are risks with respect to embedded systems that are not necessarily a part of the Company's information technology systems but contain microprocessor chips, which may not function properly with the change of date to the year 2000. The majority of the embedded systems on which the Company relies in its day-to-day operations are owned and managed by the lessors of the buildings in which the Company's offices are located, or by agents of such lessors. During the second quarter of 1999, the Company moved its headquarters to a new facility, containing new mechanical systems, in Reston, Virginia. The Company believes that the new mechanical systems will be Year 2000 compliant, based on its building construction manager's experience with other such systems, and certain representations made by the manufacturers of such systems. The Company intends to seek certificates from these manufacturers that their systems are Year 2000 compliant. Additionally, the Company is installing a new telephone switch in the new facility, and a Year 2000 compliancy certificate has been received from the switch's manufacturer.

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

      The other exceptions to the Company's general condition of Year 2000 product compliance are: (1) some Company product customers may be operating older, non-compliant versions of certain of the Company's products, and also may not be active participants in product maintenance programs that periodically provide in the normal course of business (at no additional charge beyond the on-going costs of program participation) newer product versions or product modifications that address Year 2000 non-compliancy issues and specifically make such products Year 2000 compliant (the "Older Product Scenario"); (2) the Company discovered last quarter that its NaviGraph product, version 1.3 requires a product addition to make it Year 2000 compliant (the "NaviGraph Scenario"); and (3) the Company recently discovered that its SmartAgent for Oracle product requires a product addition to make it Year 2000 compliant (the "SmartAgent for Oracle Scenario").

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

      With respect to the NaviGraph Scenario, the product addition required to make this product Year 2000 compliant was made generally available to all NaviGraph customers participating in active maintenance programs during late April 1999. The Company had previously communicated to its customers and to third parties, beginning in 1997, that NaviGraph 1.3 was Year 2000 compliant. Of the approximately 46 domestic NaviGraph 1.3 customers, 41 of such customers participate in the maintenance program for the product, and 4 of the remaining 5 customers no longer use the product. Of the approximately 142 international NaviGraph customers (version 1.3 and prior versions, which prior versions have consistently been described by the Company as not Year 2000 compliant) 113 of such customers participate in the maintenance program for the products. The Company does not know how many of those international NaviGraph product customers not participating in an active maintenance program are no longer using the product. Accordingly, the large majority of domestic NaviGraph 1.3 and international NaviGraph 1.3 (and previous version) customers who have elected to participate in active maintenance programs are, or will be made, Year 2000 compliant with respect to such products in the normal course of business, assuming they accept and implement such normal product maintenance. Additionally, NaviGraph 2.0, which is Year 2000 compliant, is targeted to be released in August 1999, and will be made available to NaviGraph 1.3 customers that are on, or wish to join, active maintenance programs. The Company intends to contact all NaviGraph 1.3 product customers to alert them that Year 2000 compliancy issues may be present and to inform them of their options.

      With respect to the SmartAgent for Oracle Scenario, the product addition required to make this product Year 2000 compliant was made generally available to all SmartAgent for Oracle customers participating in active maintenance programs during early August 1999. The Company had previously communicated to its customers and to third parties, beginning in 1997, that SmartAgent for Oracle was Year 2000 compliant. Of the approximately 22 domestic SmartAgent for Oracle customers, 11 of such customers participate in the maintenance program for the product. The Company does not know how many of those domestic SmartAgent for Oracle customers not participating in an active maintenance program are no longer using the product. Of the approximately 65 international SmartAgent for Oracle customers, approximately 60 of such customers participate in the maintenance program for the products. The Company does not know how many of those international SmartAgent for Oracle customers not participating in an active maintenance program are no longer using the product. Accordingly, approximately one half of domestic SmartAgent for Oracle and a large majority of international SmartAgent for Oracle customers who have elected to participate in active maintenance programs are, or will be made, Year 2000 compliant with respect to such products in the normal course of business, assuming they accept and implement such normal product maintenance. Year 2000 product additions have been made available for all versions (1.x, 2.x, and 3.0) of SmartAgent for Oracle. SmartAgent for Oracle 3.0 becomes Year 2000 compliant when used in conjunction with Service Pack 2, which was made available in early August 1999. Year 2000 product additions (replacement binaries) for all previous versions (1.x, 2.x) have been made available to SmartAgent for Oracle customers that are on, or wish to join, active maintenance programs. The Company intends to contact all SmartAgent for Oracle product customers to alert them that Year 2000 compliancy issues may be present and to inform them of their options.

      Notwithstanding its efforts to attempt to ensure that its products are Year 2000 compliant, the Company may experience future uncertainties and problems relating to the year 2000 date change issue, including but not limited to possible technical problems and/or customer claims. The Company intends to conduct additional tests for its mainframe and client/server products, and is also aware that certain of its customers have been and will be conducting additional Year 2000 Company product compliancy tests, and it is possible that additional Company product Year 2000 compliancy issues could be discovered in the future, including during the course of such tests.

      The Company anticipates that virtually all of its customers and potential customers will be required to evaluate their information technology systems with respect to the year 2000 date change and that some of its customers and potential customers may incur material costs in connection with this evaluation and any necessary repairs and replacements. Customers and potential customers may be required to devote material portions of their information technology budgets to such evaluations, repairs and replacements, which could materially reduce their other information technology purchases in 1999, including their purchases of the Company's products, particularly as the year 2000 date change draws closer. The Company has very limited information as to the degree to which its customers or potential customers have completed Year 2000 remediation efforts or whether or not its customers or potential customers are Year 2000 compliant. However, during the second quarter the Company has experienced a lengthening of the sales cycle due to, among other things, possible Year 2000 issues.

      The Company has incurred approximately $0.1 million, $0.1 million and $0.2 million in the three months ended June 30, 1999 and the years ended December 31, 1998 and 1997, respectively, for Year 2000 remediation activities. The Company currently expects to incur less than $0.1 million during the remainder of 1999 for Year 2000 remediation activities. There can be no assurance that the actions taken by the Company with respect to its internal information technology systems, embedded systems or its products will eliminate the numerous and varied risks associated with the year 2000 date change. Further, there can be no assurance that the Company will not be adversely affected by any year 2000 related difficulties encountered by vendors or customers or by any downturn in information technology purchases or in the economy in general as the year 2000 date change draws nearer, or after such date change. Additionally, the effects of any actual Year 2000 non-compliance problem directly or indirectly experienced by the Company could be exacerbated by the fact that the Company normally experiences its largest quarterly sales for a given calendar year in the fourth quarter of each year, and invoices and receives payment for such sales in the first quarter of the following calendar year. Accordingly, should a Year 2000 non-compliance problem or problems affect the Company's customers, the potential impact on the Company's operations could be greater than if the Company received these payments at the time of sale or some time other than the calendar quarter immediately after the date switch from 1999 to 2000. Any of these risks could have a material adverse effect on the Company's financial condition and results of operations.

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE LITIGATION REFORM ACT OF 1995

      Some of the statements in this Form 10-Q are "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995 and are related to anticipated future operating results. Specifically, the following may be impeded by events that have not been presently anticipated: the sale of unbilled accounts receivable, the Company's ability to make its acquisitions accretive, the Company's ability to sell or issue equity or debt securities or to enter into credit facilities on acceptable terms and the Company's ability to increase license revenues, maintain the level of maintenance renewal rates and limit total cost of sales. Forward-looking statements are based on management's current expectations and assumptions, which may be affected by a number of factors, including, without limitation, a lengthening of the sales cycle possibly attributable to Year 2000 issues and/or other timing issues, competitive product introductions, price competition, the Company's ability to consummate license transactions as anticipated, any failure or delay in the Company's ability to develop and introduce new products, seasonal factors affecting the Company's sales, the Company's ability to attract and retain qualified technical, sales, managerial and other key personnel, the Company's ability to manage expenses effectively, the recent introduction and subsequent fluctuations in value of the Euro currency, the "Year 2000" software and systems issue, and other factors detailed herein and in the Company's other filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Therefore, there can be no assurance that actual future results will not differ materially from anticipated results.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The Company has subsidiaries in the United Kingdom, Germany, France, The Netherlands, Sweden, Spain, Australia, Hong Kong and Singapore that act as distributors of its products. Additionally, the Company uses third party distributors to market and distribute its products in other international regions. Transactions conducted by the subsidiaries are typically denominated in the local country currency, while royalty payments from the distributors are typically denominated in U.S. dollars. As a result, the Company is primarily exposed to foreign exchange rate fluctuations as the financial results of its subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and impact overall expected profitability. Through and as of June 30, 1999, the Company's exposure was not material to the overall financial statements taken as a whole. The Company has not entered into any foreign currency hedging transactions with respect to its foreign currency market risk.

      The Company's exposure to market risk for changes in interest rates relates primarily to unbilled accounts receivable. At June 30, 1999, the Company has $13.5 million of unbilled accounts receivable; the estimated fair market value of these receivables is $13.0 million. If market interest rates increase 10% from the levels at June 30, 1999, the fair market value of the unbilled accounts receivable would decline by an immaterial amount.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

          None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (d) The net proceeds to the Company from the initial public offering (SEC File No. 333-35629 effective November 18, 1997) were approximately $12 million and have been deposited by the Company in a money market fund.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of the Stockholders was held on May 11, 1999 at the Company's then headquarters, 8000 Towers Crescent Drive, Vienna, Virginia.

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

            10.5 1994 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.5 forming a part of the Company's Quarterly Report on Form 10-Q for the period ended March 31,

                    1999 (File No. 0-23373) filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended.)

            10.6 1996 Advisory Board and directors Stock Incentive Plan (incorporated by reference to Exhibit 10.6 forming a part of the Company's registration statement on Form S-1 (File No. 333-35629) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended.)

            10.7 1998 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.7 forming a part of the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1999 (File No. 0-23373) filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended.)

            27.1    Financial Data Schedule

       (b)  Reports on Form 8-K

            The Company did not file any reports on Form 8-K during the second quarter of 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 LANDMARK SYSTEMS CORPORATION

Date:    August 16, 1999         By:  /s/ Ralph E. Alexander
                                      ----------------------

                                      Ralph E. Alexander
                                      President and Chief Operating Officer
                                      (Duly Authorized Officer)

Date:    August 16, 1999         By:  /s/ Frederick S. Rolandi, III
                                      -----------------------------
                                      Frederick S. Rolandi, III
                                      Vice President and Chief Financial Officer
                                      (Chief Accounting Officer)