Form 10-Q
period 1999-09-30
LANDMARK SYSTEMS CORP
filed 1999-11-15
CIK 854418

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999
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

YES     X                  NO
    -----------               -----------


Number of shares outstanding of the issuer's classes of common stock as of November 1, 1999:

                  Class                           Number of Shares Outstanding
--------------------------------------            -----------------------------
Common Stock, par value $.01 per share                     12,771,806

                          LANDMARK SYSTEMS CORPORATION

                        QUARTER ENDED SEPTEMBER 30, 1999

                                      INDEX

                                                                                                       PAGE
PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements...................................................................     3

             Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 1999 (unaudited) and
             September 30, 1998
             (unaudited)............................................................................     4

             Condensed Consolidated Balance Sheets as of September 30, 1999 (unaudited)
             and December 31, 1998..................................................................     5

             Condensed Consolidated Statements of Cash Flows for the nine months ended
             September 30, 1999 (unaudited) and September 30, 1998 (unaudited)......................     6

             Notes to Condensed Consolidated Financial Statements (unaudited).......................  7-10

Item 2.      Management's Discussion and Analysis of Results of Operations and Financial
             Condition.............................................................................. 10-17

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.............................    18

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings......................................................................    18

Item 2.      Changes in Securities and Use of Proceeds..............................................    18

Item 3.      Defaults Upon Senior Securities........................................................    18

Item 4.      Submission of Matters to a Vote of Security Holders....................................    18

Item 5.      Other Information......................................................................    18

Item 6.      Exhibits and Reports on Form 8-K....................................................... 18-19

SIGNATURES   .......................................................................................    20


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     The condensed consolidated financial statements set forth below for the three and nine-month periods ended September 30, 1999 and 1998 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. Management believes these financial statements present fairly the financial position, results of operations and cash flows for the periods presented. The results for the three and nine-month periods ended September 30, 1999 are not necessarily indicative of the results for the fiscal year.

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

                          LANDMARK SYSTEMS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                Three Months Ended September 30,           Nine Months Ended September 30,
                                                --------------------------------           -------------------------------
                                                      1999                1998                   1999           1998
                                                      ----                ----                   ----           ----
Revenues
    License revenues                             $ 5,961,339         $ 5,912,209             $ 20,000,359      $15,326,959
    Maintenance revenues                           7,139,165           6,899,785               21,577,247       20,601,510
                                                 -----------         -----------             ------------      -----------
        Total revenues                            13,100,504          12,811,994               41,577,606       35,928,469
                                                 -----------         -----------             ------------      -----------
Cost of revenues
    Cost of license revenues                         356,600             111,947                1,037,715          893,246
    Cost of maintenance revenues                   1,168,089             878,036                3,392,552        2,698,404
    Amortization of distribution rights              424,197             153,999                1,271,429          461,997
                                                 -----------         -----------             ------------      -----------
        Total cost of revenues                     1,948,886           1,143,982                5,701,696        4,053,647
                                                 -----------         -----------             ------------      -----------
    Gross profit                                  11,151,618          11,668,012               35,875,910       31,874,822
                                                 -----------         -----------             ------------      -----------

Operating expenses
    Sales and marketing                            5,355,794           3,954,518               14,923,380       11,623,826
    Product research and development               4,168,596           3,950,492               12,502,270       11,496,209
    General and administrative                     1,503,313           1,489,700                4,398,578        4,026,776
                                                 -----------         -----------             ------------      -----------
        Total operating expenses                  11,027,703           9,394,710               31,824,228       27,146,811
                                                 -----------         -----------             ------------      -----------

Operating income                                     123,915           2,273,302                4,051,682        4,728,011

Interest and other income, net                       461,670             474,340                1,569,789        1,357,627
                                                 -----------         -----------             ------------      -----------

Income before taxes                                  585,585           2,747,642                5,621,471        6,085,638
    Provision for income taxes                       223,983           1,050,972                2,150,211        2,327,755
                                                 -----------         -----------             ------------      -----------

Net income                                      $    361,602         $ 1,696,670              $ 3,471,260      $ 3,757,883
                                                ============         ===========              ===========      ===========

Earnings per share

    Basic                                             $0.03               $0.15                    $0.28            $0.33
    Diluted                                           $0.03               $0.14                    $0.26            $0.31


See accompanying notes to condensed consolidated financial statements.

                          LANDMARK SYSTEMS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         September 30, 1999          December 31, 1998
                                                                          ------------------          -----------------
                                                                            (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                                  $30,449,871                $28,322,234
    Accounts receivable, net of allowance for doubtful
        accounts of $1,011,000 and $1,323,000                                   10,395,528                 10,902,168
    Unbilled accounts receivable                                                 6,133,399                  5,728,250
    Other current assets                                                         3,706,667                  2,498,564
                                                                               -----------                -----------
        Total current assets                                                    50,685,465                 47,451,216

Unbilled accounts receivable - noncurrent                                        7,125,371                  5,486,240
Fixed assets, net                                                                5,194,347                  4,121,290
Capitalized software costs, net                                                    249,467                    257,722
Intangible assets, net                                                           4,747,731                    616,000
Other assets                                                                     1,396,948                  1,374,427
                                                                               -----------                -----------
Total assets                                                                   $69,399,329                $59,306,895
                                                                               ===========                ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses                                      $ 3,437,022                $ 6,217,441
    Deferred revenue                                                            17,824,834                 17,088,814
                                                                               -----------                -----------
        Total current liabilities                                               21,261,856                 23,306,255

Deferred revenue - noncurrent                                                   10,402,819                  7,710,350
Other liabilities                                                                  281,676                    323,212
                                                                               -----------                -----------
Total liabilities                                                               31,946,351                 31,339,817
                                                                               -----------                -----------

Stockholders' equity:
    Common stock, $0.01 par value, 30,000,000
        Shares authorized, 12,759,995 and
        11,782,585 issued and outstanding                                          127,600                    117,826
    Additional paid-in capital                                                  32,923,902                 26,692,818
    Retained earnings                                                            4,490,753                  1,019,503
    Accumulated other comprehensive income (loss)                                  (89,277)                   136,931
                                                                               -----------                -----------
Total stockholders' equity                                                      37,452,978                 27,967,078
                                                                               -----------                -----------
Total liabilities and stockholders' equity                                     $69,399,329                $59,306,895
                                                                               ===========                ===========

See accompanying notes to condensed consolidated financial statements.

                          LANDMARK SYSTEMS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    Nine Months Ended September 30,
                                                                                    -------------------------------
                                                                                   1999                     1998
                                                                                   ----                     ----
Cash flows from operating activities
    Net income                                                                 $ 3,471,260                $ 3,757,883
    Adjustments to reconcile net income to net
     cash flows from operations
       Depreciation and amortization                                             2,497,842                  1,907,793
       Provision for deferred income taxes                                               -                   (538,411)
    Tax benefit from the exercise of stock options                               1,422,511                    701,759
    Sale of unbilled accounts receivable                                         7,063,764                          -
    Changes in working capital                                                  (9,328,985)                (2,383,237)
                                                                               -----------                -----------
       Net cash provided by operating activities                                 5,126,392                  3,445,787
                                                                               -----------                -----------

Cash flows from investing activities
    Acquisition of distribution rights                                          (4,000,000)                         -
    Capital expenditures                                                        (2,291,218)                (1,535,389)
                                                                               -----------                -----------
       Net cash used in investing activities                                    (6,291,218)                (1,535,389)
                                                                               -----------                -----------

Cash flows from financing activities
    Principle payments on loans                                                          -                   (401,126)
    Proceeds from sale of common stock                                           3,428,348                  1,670,704
                                                                               -----------                -----------
       Net cash provided by financing activities                                 3,428,348                  1,269,578


Effect of exchange rate changes on cash                                           (135,885)                    38,979
                                                                               -----------                -----------
Net increase in cash and cash equivalents                                        2,127,637                  3,218,955
Cash and cash equivalents, beginning of period                                  28,322,234                 17,242,681
                                                                               -----------                -----------
Cash and cash equivalents, end of period                                       $30,449,871                $20,461,636
                                                                               ===========                ===========


See accompanying notes to condensed consolidated financial statements.

                          LANDMARK SYSTEMS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

NOTE 2 - SOFTWARE REVENUE RECOGNITION

     Effective January 1, 1998, the Company adopted the provisions of Statement of Position ("SOP") 97-2, "Software Revenue Recognition," which provides guidance on applying generally accepted accounting principles in recognizing revenue for software transactions. In December 1998, the American Institute of Certified Public Accountants issued SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." SOP 98-9 modifies SOP 97-2 by requiring revenue to be recognized using the "residual method" if certain conditions exist. SOP 98-9 will be effective for the Company's 2000 financial statements. The adoption of SOP 97-2 did not have a material impact on the Company's consolidated financial statements. Management plans to adopt SOP 98-9 on January 1, 2000 and believes the adoption will not have a material effect on the Company's financial condition or results of operations.

NOTE 3 - EARNINGS PER SHARE

     The following reconciliation of the numerators and denominators is provided for basic and diluted earnings per share for the three and nine months ended September 30, 1999 and 1998. Basic earnings per share is computed by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by additionally reflecting the potential dilution that could occur, using the treasury stock method, if warrants and options to acquire common stock were exercised and resulted in the issuance of common stock.


                                                                        Income                Shares             Per-Share
                                                                      (Numerator)          (Denominator)          Amount
                                                                     -------------      ------------------     -----------
For the three months ended September 30, 1999
    Basic earnings per share                                         $   361,602           12,601,102              $0.03
                                                                                                                 =======

    Effect of dilutive securities
       Stock options and warrants                                             -               584,572
                                                                     -----------          -----------
    Diluted earnings per share                                       $   361,602           13,185,674              $0.03
                                                                     ===========           ==========            =======


                                                                        Income                Shares             Per-Share
                                                                      (Numerator)          (Denominator)          Amount
                                                                     -------------      ------------------     -----------
For the three months ended September 30, 1998
    Basic earnings per share                                          $1,696,670           11,566,262              $0.15
                                                                                                                 =======
    Effect of dilutive securities
       Stock options and warrants                                             -               859,198
                                                                      ----------           ----------
    Diluted earnings per share                                        $1,696,670           12,425,460              $0.14
                                                                      ==========           ==========            =======

For the nine months ended September 30, 1999
    Basic earnings per share                                          $3,471,260           12,286,879              $0.28
                                                                                                                 =======

    Effect of dilutive securities
       Stock options and warrants                                             -               820,212
                                                                      ----------           ----------
    Diluted earnings per share                                        $3,471,260           13,107,091              $0.26
                                                                      ==========           ==========            =======

For the nine months ended September 30, 1998
    Basic earnings per share                                          $3,757,883           11,417,763              $0.33
                                                                                                                 =======

    Effect of dilutive securities
       Stock options and warrants                                             -               881,037
                                                                      ----------           ----------
    Diluted earnings per share                                        $3,757,883           12,298,800              $0.31
                                                                      ==========           ==========            =======

NOTE 4 - COMPREHENSIVE INCOME

The Company's total comprehensive income is comprised of net income and other comprehensive income, which consists of foreign currency translation adjustments. Total comprehensive income for the three months ended September 30, 1999 and 1998 was $510,441 and $1,722,419, respectively. Total comprehensive income for the nine months ended September 30, 1999 and 1998 was $3,245,052 and $3,781,953, respectively.

NOTE 5 - SEGMENT REPORTING

    The Company classifies its operations into one industry segment, software development and related services. The Company categorizes its products and services into two groups: mainframe and client/server. The Company's revenues by product group consist of the following:


                                          Three Months Ended September 30,              Nine Months Ended September 30,
                                         ----------------------------------            ---------------------------------
                                             1999                1998                        1999                1998
                                             ----                ----                        ----                ----
             Mainframe                    $11,077,227      $ 11,049,846                $ 34,199,941        $ 31,096,592
             Client/server                  2,023,277         1,762,148                   7,377,665           4,831,877
                                          -----------       -----------                ------------        ------------
                Total revenues            $13,100,504       $12,811,994                $ 41,577,606        $ 35,928,469
                                          ===========       ===========                ============        ============


    The Company sells its products outside the United States through its subsidiaries and international distributors. Revenues from international distributors are presented net of royalties retained by the distributors. The Company's revenues by country or geographic region are as follows:


                                       Three Months Ended September 30,                 Nine Months Ended September 30,
                                       --------------------------------                 -------------------------------
                                               1999            1998                      1999                1998
                                               ----            ----                      ----                ----
             United States                 $8,914,245        $8,677,189                $ 28,878,913        $ 24,071,601
             Germany                          835,790           847,953                   2,733,111           3,035,935
             United Kingdom                   710,406           602,080                   1,920,832           1,809,077
             The Netherlands                  294,821           473,088                   1,481,416           1,446,157
             Other European countries         472,954           556,046                   1,360,987           1,252,544
             Japan                            511,857           545,972                   1,524,164           1,309,775
             Australia                        626,911           385,048                   1,419,504           1,125,915
             Other                            733,520           724,618                   2,258,679           1,877,465
                                          -----------       -----------                ------------         -----------
                 Total revenues           $13,100,504       $12,811,994                $ 41,577,606         $35,928,469
                                          ===========       ===========                ============         ===========

    The Company's long-lived assets, which consist of fixed assets, capitalized software and intangible assets, by country or geographic region are as follows:

                                                                               September 30,
                                                                    ---------------------------------
                                                                        1999                  1998
                                                                        ----                  ----
             United States                                           $ 9,891,191           $4,761,699
             Europe                                                      244,199              179,449
             Australia and Southeast Asia                                 56,155               53,864
                                                                     -----------           ----------
                Total long-lived assets                              $10,191,545           $4,995,012
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

    In May 1999, the Company established a subsidiary, Landmark Systems France, SARL, to act as a distributor of the Company's client/server products in France. In October 1999, the Company acquired the distribution rights for its mainframe products from its international distributor in France. Under terms of the agreement to acquire the distribution rights, the Company paid the former distributor $1.2 million. Additionally, the Company granted the former distributor a warrant to purchase 100,000 shares of Company common stock at the then fair market value of $7.50 per share, which vested upon issuance and expires in October 2002. The Company will record the acquisition of the customer base as an intangible asset representing the cash payment and the fair value of the warrant issued, and will amortize the intangible asset over a five-year period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

     The following table sets forth the Company's Condensed Consolidated Statements of Operations expressed as percentages of total revenues for the periods indicated:


                                        Three Months Ended September 30,         Nine Months Ended September 30,
                                        --------------------------------         -------------------------------
                                                  1999          1998                 1999          1998
                                                  ----          ----                 ----          ----
Revenues
    License revenues                               45.5%        46.1%                 48.1%        42.7%
    Maintenance revenues                           54.5         53.9                  51.9         57.3
                                                 ------        -----                ------        -----
        Total revenues                            100.0        100.0                 100.0        100.0
                                                 ------        -----                ------        -----
Cost of revenues
    Cost of license revenues                        2.7          0.9                   2.5          2.5
    Cost of maintenance revenues                    8.9          6.8                   8.2          7.5
    Amortization of distribution rights             3.3          1.2                   3.0          1.3
                                                 ------        -----                ------        -----
        Total cost of revenues                     14.9          8.9                  13.7         11.3
                                                 ------        -----                ------        -----
Gross profit                                       85.1         91.1                  86.3         88.7
                                                 ------        -----                ------        -----
Operating expenses
    Sales and marketing                            40.9         30.9                  35.9         32.3
    Product research and development               31.8         30.9                  30.0         32.0
    General and administrative                     11.5         11.6                  10.7         11.2
                                                 ------        -----                ------        -----
        Total operating expenses                   84.2         73.4                  76.6         75.5

Operating income                                    0.9         17.7                   9.7         13.2
    Net interest and other income                   3.6          3.7                   3.8          3.8
                                                 ------        -----                ------        -----
Income before income taxes                          4.5         21.4                  13.5         17.0
    Provision for income taxes                     (1.7)        (8.2)                 (5.2)        (6.5)
                                                 ------        -----                ------        -----
Net income                                          2.8%        13.2%                  8.3%        10.5%
                                                 ======        =====                ======        =====

     TOTAL REVENUES. Total revenues increased 2.3% from $12.8 million for the three months ended September 30, 1998, to $13.1 million for the three months ended September 30, 1999, and increased 15.7% from $35.9 million to $41.6 million for the nine months ended September 30, 1998 and 1999, respectively. Revenues for the three-month period ended September 30, 1999 from mainframe products and services were $11.1 million, an increase of 0.2% from the same period in the prior year; revenues for the three-month period ended September 30, 1999 from client/server products and services were $2.0 million, an increase of 14.8% from the same period in the prior year.

Revenues for the first nine months of 1999 from mainframe products and services were $34.2 million, an increase of 10.0% from the same period in the prior year; revenues for the first nine months of 1999 from client/server products and services were $7.4 million, an increase of 52.7% from the same period in the prior year. Revenues for the three-months ended September 30, 1999 from mainframe products and services remained relatively level from the prior year period and decreased 7.2% from the three months ended June 30, 1999. During the three months ended September 30, 1999, the Company experienced a slowdown in sales due to the lengthening of the sales cycle (this lengthening of the sales cycle may be attributable to certain Year 2000 issues, as described below, and to the greater time required to consummate more complex and higher dollar transactions). In an effort to shorten the sales cycle and improve its order close rate, the Company introduced a more focused direct sales approach in October 1999. The Company intends to monitor the results of this sales approach to determine its impact on the sales cycle and order close rate; however, the lengthening of the sales cycle due to Year 2000 issues may continue through at least the first quarter of 2000.

     LICENSE REVENUES. License revenues increased 0.8% from $5.9 million for the three months ended September 30, 1998, to $6.0 million for the three months ended September 30, 1999, and increased 30.5% from $ 15.3 million to $ 20.0 million for the nine months ended September 30, 1998 and 1999, respectively. The slight increase in license revenue for the three months ended September 30, 1999 is due to a 3.5% increase in license revenues in North America, offset by a 5.0% decrease in international license revenues. The increases in license revenue for the nine months ended September 30, 1999 are primarily due to an increase in sales to new customers and conversions of existing North American customers to new or modified license agreements.

     MAINTENANCE REVENUES. Maintenance revenues increased 3.5% from $6.9 million for the three months ended September 30, 1998 to $7.1 million for the three months ended September 30, 1999, and increased 4.7% from $20.6 million to $21.6 million for the nine months ended September 30, 1998 and 1999, respectively. Maintenance revenues were favorably impacted by the volume of prior year's license sales and the effects of increases in the Company's maintenance prices, partially offset by an increase in conversions of license agreements, which often include a higher discount on maintenance fees.

     TOTAL COST OF REVENUES. Total cost of revenues during the three months ended September 30, 1998 and 1999 were $1.1 million and $1.9 million, respectively, representing 8.9% and 14.9% of total revenues. Total cost of revenues during the nine months ended September 30, 1998 and 1999 were $4.1 million and $5.7 million, respectively, representing 11.3% and 13.7% of total revenues. The increase in cost of revenues is primarily due to an increase in amortization of software development costs during the third quarter.

     COST OF LICENSE REVENUES. Cost of license revenues includes amortization of capitalized software costs, product royalties, materials and packaging expenses. Costs of license revenues were $0.1 and $0.4 million for the three months ended September 30, 1998 and 1999, respectively, representing 1.9% and 6.0% of license revenues in such periods. Costs of license revenues were $0.9 million and $1.0 million for the nine months ended September 30, 1998 and 1999, respectively, representing 5.8% and 5.2% of license revenues in such periods.

     COST OF MAINTENANCE REVENUES. Cost of maintenance revenues consists of personnel and related costs for customer support and training. Costs of maintenance revenues were $0.9 million and $1.2 million for the three months ended September 30, 1998 and 1999, respectively, representing 12.7% and 16.4% of service revenues in such periods. Costs of maintenance revenues were $2.7 million and $3.4 million for the nine months ended September 30, 1998 and 1999, respectively, representing 13.1% and 15.7% of service revenues in such periods. The increase in costs from 1998 to 1999 is primarily a result of increased professional service personnel for client/server products and additional support personnel in the Company's European subsidiaries.

     AMORTIZATION OF DISTRIBUTION RIGHTS. Amortization of distribution rights is the straight-line amortization of international distribution rights that have been reacquired from third party resellers. Amortization of distribution rights were $0.2 million and $0.4 million for the three months ended September 30, 1998 and 1999, respectively. Amortization of distribution rights were $0.5 million and $1.3 million for the nine months ended September 30, 1998 and 1999, respectively. The increase in amortization of distribution rights from 1998 to 1999 is primarily due to the amortization of intangible assets acquired in January 1999 from the Company's former distributor in the United Kingdom.

     SALES AND MARKETING. Sales and marketing includes personnel and related costs for the Company's direct sales organization, marketing staff, consulting services, and promotional expenses. Sales and marketing expenses were $4.0 million and $5.4 million for the three months ended September 30, 1998 and 1999, respectively, representing 30.9% and 40.9% of total revenues in such periods. Sales and marketing expenses were $11.6 million and $14.9 million for the nine months ended September 30, 1998 and 1999, respectively, representing 32.3% and 35.9% of total revenues in such periods. The increase in sales and marketing expenses is primarily due to an increase in personnel in the international direct sales organization, the increase in marketing activities and an increase in commission expenses to the Company's direct sales forces as a result of increased sales.

     PRODUCT RESEARCH AND DEVELOPMENT. Product research and development includes personnel and related costs for the Company's development staff. Product research and development expenses were $4.0 million and $4.2 million for the three months ended September 30, 1998 and 1999, respectively, representing 30.9% and 31.8% of total revenues in such periods. Product research and development expenses were $11.5 million and $12.5 million for the nine months ended September 30, 1998 and 1999, respectively, representing 32.0% and 30.0% of total revenues in such periods. The increase in product research and development expenses from 1998 to 1999 reflects increased investments in both mainframe and client/server products.

     GENERAL AND ADMINISTRATIVE. General and administrative includes salaries and related costs of administration, finance and management personnel, as well as legal and accounting fees. General and administrative expenses were $1.5 million for the three months ended September 30, 1998 and 1999, representing 11.6% and 11.5% of total revenues in such periods. General and administrative expenses were $4.0 million and $4.4 million for the nine months ended September 30, 1998 and 1999, respectively, representing 11.2% and 10.7% of total revenues in such periods. The increase in general and administrative expenses from 1998 to 1999 is due to an increase in personnel in the Company's information systems department and costs associated with the relocation of the Company's headquarters which occurred in June 1999.

     NET INTEREST AND OTHER INCOME. Net interest and other income includes interest recorded on installment receivables, interest income earned by the Company on its excess cash balances, interest expense incurred on term and revolving credit facilities, and exchange gains (losses) incurred by the Company on foreign exchange transactions. Net interest and other income totaled $0.5 million for the three months ended September 30, 1998 and 1999. Net interest and other income totaled $1.4 million and $1.6 million for the nine months ended September 30, 1998 and 1999, respectively. The increase from 1998 to 1999 reflects higher levels of interest income earned by the Company on its cash balances and lower levels of interest expense following repayment of the outstanding balance on the Company's debt obligations during 1998.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1999, the Company had cash and cash equivalents of $30.4 million and working capital of $29.4 million. During the nine months ended September 30, 1999, net cash provided by operating and financing activities was $5.1 million and $3.4 million, respectively, while net cash used in investing activities was $6.3 million. The Company invests its cash in a money market fund. The Company had no debt as of September 30, 1999, other than normal trade payables and accrued liabilities. Stockholders' equity at September 30, 1999 was $37.5 million.

     In March 1999, the Company obtained a revolving line of credit in the amount of $10.0 million. The line of credit, which was granted on an unsecured basis, has a floating interest rate of LIBOR plus 1.35% and expires June 30, 2000. No advances have been made on the line of credit.

     The Company continues to finance its growth through funds generated from operations. For the nine months ended September 30, 1999, cash flow from operations was $5.1 million. Beginning in December 1998 and continuing in 1999, the Company has sold unbilled accounts receivable, on a non-recourse basis, to augment its operating cash flows. In September 1999, the Company sold $1.5 million of unbilled accounts receivable; in June and March 1999, the Company sold $2.6 million and $3.0 million, respectively, of unbilled accounts receivable. These sales of the unbilled receivables resulted in an immaterial gain for the Company. In the future, the Company may sell additional unbilled accounts receivable from time to time depending on the Company's cash flow requirements and whether the terms are financially acceptable to the Company.

     The Company's investing activities primarily include expenditures for fixed assets in support of the Company's product development activities and infrastructure, and for capitalized software development costs. During the nine months ended September 30, 1999, the Company invested $2.3 million in fixed assets, consisting primarily of computer equipment to expand and upgrade the Company's development activities and furniture and fixtures for the Company's new headquarters facility.

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

    In May 1999, the Company established a subsidiary, Landmark Systems France, SARL, to act as a distributor of the Company's client/server products in France. In October 1999, the Company acquired the distribution rights for its mainframe products from its international distributor in France. Under terms of the agreement to acquire the distribution rights, the Company paid the former distributor $1.2 million. Additionally, the Company granted the former distributor a warrant to purchase 100,000 shares of Company common stock at the then fair market value of $7.50 per share, which vested upon issuance and expires in October 2002. The Company will record the acquisition of the customer base as an intangible asset representing the cash payment and the fair value of the warrant issued, and will amortize the intangible asset over a five-year period.

     The Company believes that cash and cash equivalents at September 30, 1999, cash flow generated from operations and the line of credit will provide sufficient liquidity to meet its needs for at least the next twelve months. To the extent the Company makes acquisitions of other companies, products or technologies, the Company may use working capital, sell or issue additional equity or debt securities or use credit facilities.

NEW ACCOUNTING PRONOUNCEMENTS

     In December 1998, the American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position (SOP) 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." SOP 98-9 modifies SOP 97-2 by requiring revenue to be recognized using the "residual method" if certain conditions exist. SOP 98-9 will be effective for the Company's 2000 financial statements. Management plans to adopt SOP 98-9 on January 1, 2000 and believes the adoption will not have a material effect on the Company's financial condition or results of operations

     In March 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 became effective January 1, 1999. The adoption of SOP 98-1 did not have a material impact on the Company's results of operations or financial condition.

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

     These evaluations have involved both testing the Company's computer systems and either requesting certifications from its vendors or consulting vendor websites. The Company has completed testing and received vendor certification of all of its business critical information technology systems, including internal communication systems, accounting and finance systems, customer service systems and sales and marketing tracking systems, and does not anticipate any Year 2000 compliance issues with these systems. At the present time, the Company has determined that all critical information technology systems are Year 2000 compliant. The Company has upgraded, replaced and tested these applications, and this process was substantially completed during the third quarter of 1999. The two remaining non-critical projects, a database upgrade and an application patch, will be completed by the end of November 1999.

     The Company also recognizes that there are risks with respect to embedded systems that are not necessarily a part of the Company's information technology systems but contain microprocessor chips, which may not function properly with the change of date to the year 2000. The majority of the embedded systems on which the Company relies in its day-to-day operations are owned and managed by the lessors of the buildings in which the Company's offices are located, or by agents of such lessors. During the second quarter of 1999, the Company moved its headquarters to a new facility, containing new mechanical systems, in Reston, Virginia. The Company believes that the new mechanical systems will be Year 2000 compliant, based on its building construction manager's experience with other such systems, and certain representations made by the manufacturers of such systems. The Company is in the process of confirming, through the representations in the equipment manufacturers' Operation and Maintenance (O &
M) manuals or written letters of certification, that these systems are Year 2000 compliant. Additionally, the Company has installed a new telephone switch in the new facility, and a Year 2000 compliancy certificate has been received from the switch's manufacturer.

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

     Disruptions with respect to the computer systems of vendors or customers, which are outside the control of the Company, could impair the ability of the Company to obtain services from or conduct business with its customers. The Company believes that its primary exposure is with respect to public utilities and telecommunications service providers. The Company has substantially completed the process of either consulting vendor websites or requesting certifications from these public utilities and telecommunications service providers of their Year 2000 compliance. Although the public utility companies and telecommunications service providers consulted have determined to the best of their knowledge and belief that interruptions to services will be unlikely, unforeseen disruptions of the Company's utilities or telecommunications systems could have a material adverse effect upon the Company's financial condition and results of operations. The Company believes that no other providers are material to its business. Disruptions of customers' computer systems could interfere with payments to the Company by such customers, and therefore with the Company's ability to make timely payments on its accounts, and could otherwise cause disruptions to the Company's operations. None of the Company's customers, however, is individually material to the Company's business and the Company does not presently intend to seek certifications from its customers that their internal computer systems are Year 2000 compliant.

     With respect to the products sold by the Company, the Company has determined that, with certain exceptions described below, to the extent that underlying hardware platforms, operating systems applications and databases will accommodate the year 2000 date change, the Company's performance management software products are Year 2000 compliant. The Company is specifically aware that CICS Version 2, Release 1.2, an operating system developed and marketed by the IBM Corporation is not presently Year 2000 compliant, according to IBM, and that the Company's The Monitor for CICS/MVS Version 8.3 product, since it operates with such non-compliant IBM product, is therefore also non-compliant. IBM has decided not to make their product compliant. Accordingly, the Company has been communicating this non-compliancy situation to its customers by written, oral and electronic (e-mail and the Company's web site) communications since 1997. The expected reduced sales of this product are not expected to have a material adverse effect on the Company's results of operations or financial condition.

     The other exceptions to the Company's general condition of Year 2000 product compliance are: (1) some Company product customers may be operating older, non-compliant versions of certain of the Company's products, and also may not be active participants in product maintenance programs that periodically provide in the normal course of business (at no additional charge beyond the on-going costs of program participation) newer product versions or product modifications that address Year 2000 non-compliancy issues and specifically make such products Year 2000 compliant (the "Older Product Scenario"); (2) the Company discovered in the first quarter of 1999 that its NaviGraph product, version 1.3 required a product addition to make it Year 2000 compliant (the "NaviGraph 1.3 Scenario"); (3) the Company discovered in the third quarter of 1999 that its SmartAgent for Oracle product required a product addition to make it Year 2000 compliant (the "SmartAgent for Oracle Scenario"); and (4) the Company recently discovered that two products, Navigraph version 2.0 (the "Navigraph 2.0 Scenario") and the Monitor for VTAM version 2.1 (the "Monitor for VTAM 2.1 Scenario") have Year 2000 data reporting and display defects which do not effect the overall operation of the product.

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

     With respect to the NaviGraph 1.3 Scenario, the product addition required to make this product Year 2000 compliant was made generally available to all NaviGraph customers participating in active maintenance programs during late April 1999. The Company had previously communicated to its customers and to third parties, beginning in 1997, that NaviGraph 1.3 was Year 2000 compliant. The Company is continuing its efforts to contact all NaviGraph 1.3 product customers to alert them that Year 2000 compliancy issues may be present and to inform them of their options.

     With respect to the SmartAgent for Oracle Scenario, the product addition required to make this product Year 2000 compliant was made generally available to all SmartAgent for Oracle customers participating in active maintenance programs during early August 1999. The Company had previously communicated to its customers and to third parties, beginning in 1997, that SmartAgent for Oracle was

Year 2000 compliant. Year 2000 product additions have been made available for all versions (1.x, 2.x, and 3.0) of SmartAgent for Oracle. SmartAgent for Oracle
3.0 becomes Year 2000 compliant when used in conjunction with Service Pack 2, which was made available in early August 1999. Year 2000 product additions (replacement binaries) for all previous versions (1.x, 2.x) have been made available to SmartAgent for Oracle customers that are on, or wish to join, active maintenance programs. The Company has substantially completed its efforts to contact all SmartAgent for Oracle product customers to alert them that Year 2000 compliancy issues may be present and to inform them of their options.

     With respect to the NaviGraph 2.0 Scenario, the product addition required to correct the reporting and display function defect and make this product fully Year 2000 compliant will be made generally available to all NaviGraph customers participating in active maintenance programs through the November 1999 PerformanceWorks for MVS and OS/390 version 3 Cumulative Service tape in November 1999. The Company had communicated to its customers and to third parties through the second quarter of 1999 that NaviGraph 2.0 was Year 2000 compliant. All NaviGraph version 2.0 domestic customers participate in the maintenance program for the product. Approximately three-quarters of international NaviGraph customers (version 2.0 and previous versions) participate in the maintenance program for the products. The Company does not know how many of those international NaviGraph product customers not participating in an active maintenance program are no longer using the product. Accordingly, the majority of domestic and international NaviGraph 2.0 customers who have elected to participate in active maintenance programs are, or will be made, Year 2000 compliant with respect to such products in the normal course of business, assuming they accept and implement the November Cumulative Service tape as such normal product maintenance. The Company intends to contact all NaviGraph 2.0 product customers to alert them that Year 2000 compliancy issues may be present and to inform them of their options.

     With respect to the Monitor for VTAM 2.1 Scenario, the product addition required to make this product Year 2000 compliant is currently being developed by dedicated resources and the Company believes it will be made generally available to all Monitor for VTAM customers participating in active maintenance programs during November 1999. The Company had previously communicated to its customers and to third parties that the Monitor for VTAM version 2.1 was Year 2000 compliant. Of the approximately 149 domestic Monitor for VTAM 2.1 customers, 117 of such customers participate in the maintenance program for the product. The Company does not know how many of those domestic Monitor for VTAM customers not participating in an active maintenance program are no longer using the product. Of the approximately 102 international Monitor for VTAM (version 2.1 and previous versions) customers, approximately 74 of such customers participate in the maintenance program for the products. The Company does not know how many of those international Monitor for VTAM (version 2.1 and previous versions) customers not participating in an active maintenance program are no longer using the product. Accordingly, the majority of domestic and international Monitor for VTAM (version 2.1) customers who have elected to participate in active maintenance programs are, or will be made, Year 2000 compliant with respect to such products, assuming they accept and implement the fix being developed. The Company intends to contact all Monitor for VTAM product customers to alert them that Year 2000 compliancy issues may be present and to inform them of their options.

     Although the Company does not anticipate that customers will require additional product support during the Year 2000 date change, Landmark will have expanded support supplemented by additional on-site staffing to assist customers on product maintenance with either Year 2000- or non-Year 2000 related problems from Thursday, December 30, 1999 through Friday January 7, 2000.

     Notwithstanding its efforts to attempt to ensure that its products are Year 2000 compliant, the Company may experience future uncertainties and problems relating to the Year 2000 date change issue, including but not limited to possible technical problems and/or customer claims. The Company will continue to conduct additional tests for its mainframe and client/server products, and is also aware that certain of its customers have been and will continue to conduct additional Year 2000 Company product compliancy tests. It is possible that additional Company product Year 2000 compliancy issues could be discovered in the future during the course of such tests.

     The Company anticipates that virtually all of its customers and potential customers will be required to evaluate their information technology systems with respect to the year 2000 date change and that some of its customers and potential customers may incur material costs in connection with this evaluation and any necessary repairs and replacements. Customers and potential customers may be required to devote material portions of their information technology budgets to such evaluations, repairs and replacements, which could materially reduce their other information technology purchases in 1999, including their purchases of the Company's products, particularly as the year 2000 date change draws closer. The Company has very limited information as to the degree to which its customers or potential customers have completed Year 2000 remediation efforts or whether or not its customers or potential customers are Year 2000 compliant. However, during the second and third quarters of 1999 the Company has experienced a lengthening of the sales cycle due to, among other things, possible Year 2000 issues. The Company anticipates that Year 2000 related sales cycle lengthening may continue at least through the first quarter of 2000.

     The Company has incurred approximately $0.15 million, $0.1 million and $0.2 million in the nine months ended September 30, 1999 and the years ended December 31, 1998 and 1997, respectively, for Year 2000 remediation activities. The Company currently expects to incur less than $0.05 million during the remainder of 1999 for Year 2000 remediation activities. There can be no assurance that the actions taken by the Company with respect to its internal information technology systems, embedded systems or its products will eliminate the numerous and varied risks associated with the year 2000 date change. Further, there can be no assurance that the Company will not be adversely affected by any year 2000 related difficulties encountered by vendors or customers or by any downturn in information technology purchases or in the economy in general as the year 2000 date change draws nearer, or after such date change. Additionally, the effects of any actual Year 2000 non-compliance problem directly or indirectly experienced by the Company could be exacerbated by the fact that the Company normally experiences its largest quarterly sales for a given calendar year in the fourth quarter of each year, and invoices and receives payment for such sales in the first quarter of the following calendar year. Accordingly, should a Year 2000 non-compliance problem or problems affect the Company's customers, the potential impact on the Company's operations could be greater than if the Company received these payments at the time of sale or some time other than the calendar quarter immediately after the date switch from 1999 to 2000. Any of these risks could have a material adverse effect on the Company's financial condition and results of operations.

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE LITIGATION REFORM ACT OF 1995

     Some of the statements in this Form 10-Q are "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995 and are related to anticipated future operating results. Specifically, the following may be impeded by events that have not been presently anticipated: the sale of unbilled accounts receivable, the Company's ability to make its acquisitions accretive, the Company's ability to sell or issue equity or debt securities or to enter into credit facilities on acceptable terms, the success of the Company's more focused sales approach and the Company's ability to increase license revenues, maintain the level of maintenance renewal rates and limit total cost of sales. Forward-looking statements are based on management's current expectations and assumptions, which may be affected by a number of factors, including, without limitation, a lengthening of the sales cycle possibly attributable to Year 2000 issues and/or other timing issues, competitive product introductions, price competition, the Company's ability to consummate license transactions as anticipated, any failure or delay in the Company's ability to develop and introduce new products, seasonal factors affecting the Company's sales, the Company's ability to attract and retain qualified technical, sales, managerial and other key personnel, the Company's ability to manage expenses effectively, the recent introduction and subsequent fluctuations in value of the Euro currency, the "Year 2000" software and systems issue, and other factors detailed herein and in the Company's other filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Therefore, there can be no assurance that actual future results will not differ materially from anticipated results.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company has subsidiaries in the United Kingdom, Germany, France, The Netherlands, Sweden, Spain, Australia, Hong Kong and Singapore that act as distributors of its products. Additionally, the Company uses third party distributors to market and distribute its products in other international regions. Transactions conducted by the subsidiaries are typically denominated in the local country currency, while royalty payments from the distributors are typically denominated in U.S. dollars. As a result, the Company is primarily exposed to foreign exchange rate fluctuations as the financial results of its subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and impact overall expected profitability. Through and as of September 30, 1999, the Company's exposure was not material to the overall financial statements taken as a whole. The Company has not entered into any foreign currency hedging transactions with respect to its foreign currency market risk.

     The Company's exposure to market risk for changes in interest rates relates primarily to unbilled accounts receivable. At September 30, 1999, the Company has $13.3 million of unbilled accounts receivable; the estimated fair market value of these receivables is $13.5 million. If market interest rates increase 10% from the levels at September 30, 1999, the fair market value of the unbilled accounts receivable would decline by an immaterial amount.

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

                  27.1     Financial Data Schedule

         (b)      Reports on Form 8-K

                  The Company did not file any reports on Form 8-K during the third quarter of 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    LANDMARK SYSTEMS CORPORATION

Date:    November 15, 1999          By:     /s/ Katherine K. Clark
                                            ----------------------
                                            Katherine K. Clark
                                            President, Chief Operating Officer
                                            and Chief Executive Officer
                                            (Duly Authorized Officer)

Date:    November 15, 1999          By:     /s/ Frederick S. Rolandi, III
                                            -----------------------------
                                            Frederick S. Rolandi, III
                                            Vice President, Chief Financial
                                            Officer and Treasurer
                                            (Chief Accounting Officer)