Form 10-K/A
period 1998-12-31
LANDMARK SYSTEMS CORP
filed 2000-03-30
CIK 854418

       ---------------------------------------------------------------
       ---------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

       ---------------------------------------------------------------
                                  FORM 10-K/A
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

                        COMMISSION FILE NUMBER 0-023373

       ---------------------------------------------------------------

                          LANDMARK SYSTEMS CORPORATION
             (Exact name of Registrant as specified in its charter)

                VIRGINIA                                  54-1221302
      State or other jurisdiction           (I.R.S. Employer Identification No.)
    of incorporation or organization
       12700 SUNRISE VALLEY DRIVE                          20191
           RESTON, VIRGINIA                              (Zip Code)
(Address of principal executive offices)

                                  703-464-1300
              Registrant's telephone number, including area code:

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:


                                               NAME OF EACH EXCHANGE
 TITLE OF EACH CLASS                           ON WHICH REGISTERED
 Common Stock, par value $.01 per share        Nasdaq National Market
 --------------------------------------        ----------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] NO [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ ]

    The aggregate market value of registrant's voting stock held by non-affiliates as of March 3, 1999, was $59,778,070.

    The number of shares of the registrant's Common Stock outstanding as of March 3, 1999, was 11,900,065 shares.

    The following document is hereby incorporated by reference into this Form 10-K/A:

    Portions of the Registrant's 1999 Proxy Statement filed with the Securities and Exchange Commission (Part III).

    Some of the statements in this Annual Report on Form 10-K/A are "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995 and are related to anticipated future operating results. Specifically, the following may be impeded by events that have not been presently anticipated: the timing of the release of new products, the sale of unbilled accounts receivable, the upgrade of the Company's development environments, the Company's ability to sell or issue equity or debt securities or to enter into credit facilities on acceptable terms, the Company's ability to make its acquisitions accretive, the ability of existing and planned hardware and software systems to accommodate transition to the Euro without material effect on results of operations or financial condition. Forward-looking statements are based on management's current expectations and assumptions, which may be affected by a number of factors, including, without limitation, competitive product introductions, price competition, any failure or delay in the Company's ability to develop and introduce new products, seasonal factors affecting the Company's sales, the Company's ability to attract and retain qualified technical, sales, managerial and other key personnel, the Company's ability to manage expenses effectively, the recent introduction of the Euro currency, the "Year 2000" software and systems issue, and other factors. Therefore, there can be no assurance that actual future results will not differ materially from anticipated results.

       ---------------------------------------------------------------
       ---------------------------------------------------------------


                                     PART I

ITEM 1.  BUSINESS

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

    Landmark's PerformanceWorks product family enables businesses to optimize system performance and resource utilization while maintaining a high and consistent level of user productivity. Landmark's products provide the ability to transform raw data into useful information through an intelligent aggregation and automatic summarization process, which collects data on a continuous basis and generates summary information at prescribed intervals. This data can be measured against a variety of performance thresholds and easily formatted into understandable reports to facilitate the quick identification and resolution of performance problems. In addition, Landmark's products self- manage the collection, summarization and distribution of performance data, and consequently require minimal computing and personnel resources. As a result of this efficient gathering, storage and presentation of performance data, Landmark's products are scalable to accommodate system growth.

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

Technology

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

Products

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

                 LANDMARK'S FAMILY OF PERFORMANCEWORKS PRODUCTS


                                        MVS              VSE                UNIX                WINDOWS NT
                                     ------------      --------------      -------------       -------------
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

Applications Response Monitor        SmartWatch        SmartWatch          SmartWatch          SmartWatch

Capacity Planning                    Interface         Interface to        Predictor           Predictor
                                     to                third-party
                                     third-party       software
                                     software

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
                                     NaviPlex

Integrated Interfaces                SNMP                                  SNMP                SNMP
                                     NMVT                                  ODBC                ODBC
                                     Vendor
                                     API's

    The Company derived 85.0%, 87.0% and 89.3% of its total revenues from mainframe products and services in 1998, 1997 and 1996, respectively. For additional information regarding the Company's financial performance by product group, see Note 7 - Segment Information in the Company's Notes to Consolidated Financial Statements contained elsewhere in this Form 10-K/A.

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

    Landmark has historically relied primarily on third-party distributors to market and sell the Company's products internationally. Revenues from international sales accounted for 33.1%, 33.6% and 32.5% of total revenues in 1998, 1997 and 1996, respectively. Of those amounts, 13.4%, 18.0% and 27.5%, respectively, were attributable to third-party distributors. The Company reacquired certain distribution rights from its former UK distributor in January 1999, and may seek to reacquire similar rights from certain of its other international distributors in the future. Landmark has established subsidiaries in certain strategic international markets to increase sales levels and gross margins on products sold in such markets. To date, Landmark's international direct sales efforts consist of nine sales offices located in suburbs of London, Dusseldorf and Utrecht (Netherlands), and in Rugby (United Kingdom), Madrid, Bornem (Belgium), Melbourne, Sydney and Hong Kong. For additional information regarding the Company's revenues and long-lived assets by geographic region, see Note 7 -- Segment Information in the Company's Notes to Consolidated Financial Statements contained elsewhere in this Form 10-K/A.

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

ITEM 2.  PROPERTIES

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

ITEM 3.  LEGAL PROCEEDINGS

    The Company is not currently engaged in any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

    There were no matters submitted to stockholders for vote during the fourth quarter of 1998.

EXECUTIVE OFFICERS OF THE COMPANY

  The following table lists the executive officers of the Company.



                NAME                     AGE                      POSITION
   -----------------------------------  -----  -------------------------------------------------
      Katherine K. Clark............     41    Chief Executive Officer and Director
      Ralph E. Alexander............     53    President, Chief Operating Officer and Director
      Daniel C. Carayiannis.........     42    Vice President, North American Sales
      John D. Hunter................     52    Vice President, Mainframe Products
      Worth D. MacMurray............     45    Vice President, Legal and Administration
      Andrew L. McCasker............     36    Vice President, Distributed Products
      Roger A. Philips..............     53    Vice President, International
      Frederick S. Rolandi, III.....     47    Vice President and Chief Financial Officer


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

    DANIEL C. CARAYIANNIS has served as Landmark's Vice President, North American Sales since October 1998, with responsibility for sales and sales support within the United States and Canada. Prior to joining Landmark, Mr. Carayiannis served from July 1994 to October 1998 as Vice President of SPOT Image Corporation, a satellite imagery and information data products firm. From April 1993 to July 1994, Mr. Carayiannis served as Vice President of Sales for Falcon Microsystems, a federal computer technology value-added reseller.

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

    FREDERICK S. ROLANDI, III has served as Landmark's Vice President and Chief Financial Officer since November 1998. Prior to his employment with Landmark, Mr. Rolandi served as Vice President, Controller of Intersolv, Inc., a software tools company, from November 1997 to October 1998. From 1991 to October 1997 Mr. Rolandi was employed with Honeywell Measurex DMC where he served as Vice President and Chief Financial officer from May 1991 to December 1995 and as Vice President and General Manager from January 1996 to October 1997.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Landmark's common stock (the "Common Stock") has been traded on the Nasdaq National Market since the Company's initial public offering on November 18, 1997 under the symbol "LDMK." The following table sets forth the high and low per-share closing sale price, as reported on the Nasdaq National Market:

                                                            HIGH         LOW
                                                           ------       -----
   1998
     Fourth Quarter.....................................   $12.25      $ 6.00
     Third Quarter......................................    10.75       7.375
     Second Quarter.....................................     9.75       6.375
     First Quarter......................................    10.25        8.00
   1997
     Fourth Quarter (from November 18, 1997)............   $9.125      $ 7.00

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

ITEM 6.  SELECTED FINANCIAL DATA

    The following selected financial data of the Company are qualified by reference to and should be read in conjunction with the Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Results of Operations and Financial Condition included elsewhere in this Form 10-K/A. The consolidated statements of operations data for the years ended December 31, 1996, 1997 and 1998, and the consolidated balance sheet data at December 31, 1997 and 1998 were derived, and are qualified by reference to, Consolidated Financial Statements of the Company which were audited by PricewaterhouseCoopers LLP and are included elsewhere in this Form 10-K/A. The consolidated statements of operations data for the years ended December 31, 1994 and 1995 and the consolidated balance sheet data at December 31, 1994, 1995 and 1996 are derived from the Company's audited financial statements not included in this Form 10-K/A.

                                                                                 YEAR ENDED DECEMBER 31,
                                                         -----------------------------------------------------------------------
                                                            1994          1995           1996          1997           1998
                                                         ----------    -----------    -----------   ----------     -------------
                                                                                                                  (RESTATED) (2)
                                                                                                                   -------------
                                                                         (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)
   STATEMENTS OF OPERATIONS DATA
   Total revenues....................................    $   32,674    $   34,460     $   36,556    $   43,362     $   49,832

   Gross profit......................................        24,830        26,797         27,643        37,478         44,359

   Operating expenses
     Sales and marketing.............................        11,716        13,092         11,671        14,310         17,125
     Product research and development................         9,094        12,490         13,924        13,478         15,247
     General and administrative......................         7,800         6,872          4,776         5,258          5,561
                                                         ----------    ----------     ----------    ----------     ----------
          Total operating expenses...................        28,610        32,454         30,371        33,046         37,933
                                                         ----------    ----------     ----------    ----------     ----------

   Operating income (loss)...........................        (3,780)       (5,657)        (2,728)        4,432          6,426

   Net income (loss).................................    $   (1,921)   $   (4,169)    $   (1,202)   $    3,006     $    5,122

   Earnings (loss) per share (1)
     Basic...........................................    $    (0.28)   $    (0.65)    $    (0.18)   $     0.19     $     0.45
     Diluted.........................................    $    (0.28)   $    (0.65)    $    (0.18)   $     0.17     $     0.41



                                                                                    DECEMBER 31,
                                                         -----------------------------------------------------------------------
                                                            1994          1995          1996           1997          1998
                                                         ----------    -----------    -----------   ----------   ---------------
                                                                                                                 (RESTATED) (2)
                                                                                                                 ---------------
                                                                                      (IN THOUSANDS)
      BALANCE SHEET DATA
      Cash and cash equivalents......................   $       800   $       316   $       339     $   17,243   $   28,322
      Working capital (deficit)......................        (1,544)       (5,985)       (4,138)        11,218       24,198
      Total assets...................................        33,172        31,479        25,076         44,508       59,307
      Deferred revenue...............................        18,108        18,548        18,705         20,392       26,625
      Long-term debt (less current portion)..........            --         1,084           592             51           --
      Redeemable common stock instruments............           319         1,049           704             --           --
      Mandatorily redeemable preferred stock.........         5,391         5,865         5,865             --           --
      Stockholders' equity (deficit).................          (204)       (4,915)       (6,290)        18,378       26,829



(1) See Note 2 of Notes to Consolidated Financial Statements, "Earnings Per Share," for an explanation of the method used to determine the number of shares used to compute basic and diluted earnings (loss) per share.

(2) See Note 2 of Notes to Consolidated Financial Statements, "Basis of Presentation (Restated)" for an explanation of the restatement.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS FOR 1998, 1997 AND 1996

In late 1999 and early 2000, the Division of Corporation Finance of the Securities and Exchange Commission ("SEC") conducted a review of the Company's accounting policies. Concurrent with the SEC review, the Company concluded it should restate 1998 and 1999 interim results to reclassify a portion of previously reported license revenue to deferred maintenance revenue that will be recognized over the term of the related maintenance agreement. As a result, the aggregate deferred revenue will more closely approximate the estimated fair value of the Company's maintenance obligation to its customers. The Company believes this restatement demonstrates that recorded license revenues reflect "vendor specific objective evidence." This reclassification resulted in a net deferral at December 31, 1998 of approximately $1.8 million of total revenues that had been previously recognized in 1998. The financial statements contained herein reflect these adjustments. Of the total $2.0 million revenue Landmark agreed to defer in 1998 and 1999, $1.1 million, $0.7 million, $0.1 and $0.1 million will be recognized as maintenance revenues in fiscal years 2000, 2001, 2002 and 2003, respectively.

    The following table sets forth the Company's Consolidated Statements of Operations expressed as percentages of total revenues for the periods indicated. The Company's revenues are derived from licensing mainframe and client/server computer software, and providing related maintenance and other services.

                                                                  YEAR ENDED DECEMBER 31,
                                                     --------------------------------------------
                                                          1998           1997             1996
                                                     ---------         --------        ----------
                                                     (RESTATED)
                                                     ----------
 REVENUES
   License revenues...............................       44.3%            38.7%           30.8%
   Maintenance revenues...........................       55.7             61.3            69.2
                                                        -----            -----           -----
           Total revenues.........................      100.0            100.0           100.0
                                                        -----            -----           -----
 COST OF REVENUES
   Cost of license revenues.......................        3.6              6.0            15.8
   Cost of maintenance revenues...................        7.4              7.6             8.6
                                                        -----            -----           -----
           Total cost of revenues.................       11.0             13.6            24.4
                                                        -----            -----           -----
   Gross profit...................................       89.0             86.4            75.6
                                                        -----            -----           -----
 OPERATING EXPENSES
   Sales and marketing............................       34.4             33.0            31.9
   Product research and development...............       30.6             31.1            38.1
   General and administrative.....................       11.1             12.1            13.1
                                                        -----            -----           -----
           Total operating expenses...............       76.1             76.2            83.1
                                                        -----            -----           -----
 Operating income (loss)..........................       12.9             10.2            (7.5)
 Net interest and other income....................        3.6              1.1             2.0
                                                        -----            -----           -----
 Income (loss) before income taxes................       16.5             11.3            (5.5)
 Provision for (benefit from) income taxes........        6.2              4.4            (2.2)
                                                        -----            -----           -----
 Net income (loss)................................       10.3%             6.9%           (3.3)%
                                                        =====            =====           =====



    TOTAL REVENUES. Total revenues in 1998 were $49.8 million, an increase of 14.9% from the prior year. Total revenues in 1997 were $43.4 million, an increase of 18.6% from 1996. Revenues in 1998 from mainframe products and services were $42.3 million, an increase of 12.1% from the prior year, and revenues in 1998 from client/server products and services were $7.5 million, an increase of 33.3% from the prior year. The increase in revenues from mainframe products and services was primarily due to an increase in customer conversions as discussed below. The increase in client/server revenues was primarily due to increased acceptance of the client/server products in international markets.

    LICENSE REVENUES. License revenues in 1998 were $22.1 million, an increase of 31.6% from the prior year. During 1997, license revenues were $16.8 million, an increase of 48.9% from 1996. The increase in 1998 was primarily due to an increase in the number of new customers, large dollar transactions (transactions greater than $100,000) and customer conversions to new license agreements. A conversion of a license agreement is, in effect, a migration from either a site or CPU license to a MIPS (millions of instructions per second) or MSU (measured service units) license. A site or CPU license allows the customer to use the licensed software only in one designated location. A MIPS or MSU license, however, allows the customer to use the licensed software in a multi-site environment (these licenses are often selected by customers who can reasonably anticipate their computing capacity needs, and this license is priced in proportion to the computing capacity of the machine). If a customer elects to convert to a MIPS or MSU license, the customer is required to pay the Company an additional fee whenever the customer increases the size of their computing environment. The list price of the new license and the associated maintenance may be lower than that of the original license and maintenance because of changes in fair values over time. During 1998, the Company entered into over 40 license agreements which were large dollar transactions. The increase in license revenues during 1997 as compared to 1996 reflected a focusing of the Company's direct sales force on larger dollar transactions, increased customer acceptance of existing products, additional personnel involved in direct sales activities, the introduction of new products and product enhancements and the commencement of direct operations in Austria, the Benelux countries, Germany and Switzerland on January 1, 1997.

    MAINTENANCE REVENUES. Maintenance revenues in 1998 were $27.7 million, an increase of 4.4% from the prior year. During 1997, maintenance revenues were $26.6 million, an increase of 5.1% from 1996. Maintenance revenues were favorably impacted in 1998 by customer maintenance renewals and the increasing license base. During 1998, maintenance revenues were adversely affected, however, by an increase in conversions of license agreements, which often may result in lower maintenance fees. As discussed above, due to changes in fair values over time, the new license and associated maintenance may be lower than that of the original (pre-conversion) license and maintenance. Maintenance renewal rates have historically been approximately 85 to 90%, and management believes future maintenance renewal rates will continue at this level.

    COST OF LICENSE REVENUES. Cost of license revenues includes amortization of capitalized software costs, amortization of international distribution rights acquired, product royalties and materials and packaging expenses. Costs of license revenues in 1998, 1997 and 1996 were $1.8 million, $2.6 million and $5.8 million, respectively, representing 8.0%, 15.4% and 51.3% of license revenues. The $0.8 million reduction from 1997 to 1998 is primarily due to a decrease in amortization of capitalized software costs. The $3.2 million reduction from 1996 to 1997 is primarily due to a $3.6 million decrease in amortization of capitalized software costs, partially offset by $0.6 million of amortization of intangible assets acquired from the Company's former distributor in Austria, the Benelux countries, Germany and Switzerland.

    COST OF MAINTENANCE REVENUES. Cost of maintenance revenues consists of personnel and related costs for customer support, training and consulting services. Costs of maintenance revenues in 1998, 1997 and 1996 were $3.7 million, $3.3 million and $3.1 million, respectively, representing 13.4%, 12.4% and 12.4% of maintenance revenues. The $0.4 million increase from 1997 to 1998 is primarily due to an increase in the number of customer service employees. The increase of $0.2 million from 1996 to 1997 is primarily due to the commencement of direct operations in Austria, the Benelux countries, Germany and Switzerland.

    SALES AND MARKETING. Sales and marketing expenses include personnel and related costs for the Company's direct sales organization, marketing staff and promotional expenses. Sales and marketing expenses were $17.1 million, $14.3 million and $11.7 million in 1998, 1997 and 1996, respectively, representing 34.4%, 33.0% and 31.9% of total revenues. The $2.8 million increase from 1997 to 1998 is primarily due to a continued growth of the North American direct sales force and an increase in marketing personnel and programs. The $2.6 million increase from 1996 to 1997 is primarily due to expansion of the North American and international direct sales forces and the creation of the telesales organization within the North American sales force.

    PRODUCT RESEARCH AND DEVELOPMENT. Product research and development expenses include personnel and related costs for the Company's development staff. Product research and development expenses were $15.2 million, $13.5 million and $13.9 million in 1998, 1997 and 1996, respectively, representing 30.6%, 31.1% and 38.1% of total revenues. The $1.8 million increase from 1997 to 1998 is due to the Company's continued investment in both mainframe and client/server products. The $0.4 million decrease in expenses from 1996 to 1997 is comprised of a reduction in the Company's investment in client/server product development, offset by an increase in the Company's investment in mainframe product development and a reduction in the amount of development costs qualifying for capitalization. The Company capitalized software development costs of $0.3 million and $0.7 million in 1998 and 1996, respectively, and did not capitalize any software development costs in 1997 as any amounts eligible for capitalization were not material.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses include salaries and related costs of administration, finance and management personnel, as well as legal and accounting fees. General and administrative expenses were $5.6 million, $5.3 million and $4.8 million in 1998, 1997 and 1996, respectively, representing 11.1%, 12.1% and 13.1% of total revenues. The increase from 1997 to 1998 includes increased expenses for information systems personnel and bad debt reserves, partially offset by a decrease in stock compensation expense. The increase from 1996 to 1997 includes $0.6 million of stock compensation expense recorded in 1997, and $0.3 million of bad debt reserves for losses on receivables, partially offset by the impact of the Company's cost containment efforts.

    NET INTEREST AND OTHER INCOME. Net interest and other income includes interest income earned on cash balances, interest income recorded on installment receivables, interest expense incurred on term and revolving credit facilities and exchange gains (losses) incurred by the Company on transactions denominated in foreign currencies. Net interest and other income were $1.8 million, $0.5 million and $0.7 million for 1998, 1997 and 1996, respectively. The increase from 1997 to 1998 is due to higher levels of interest income earned on the Company's cash balances, which include the proceeds from the Company's initial public offering in November 1997, and the reduction of interest expense, due to the repayment of the Company's debt obligations during 1998. The decrease from 1996 to 1997 is due to foreign exchange losses of $0.3 million recorded during 1997, which resulted from the combination of a strengthened U.S. dollar and additional direct international operations.

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

LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 1998, the Company had cash and cash equivalents of $28.3 million, an increase of 64.3% from the prior year and working capital of $24.2 million. During 1998, net cash provided by operating and financing activities was $12.3 million and $1.7 million, respectively, while net cash used in investing activities was $3.0 million. The Company invests its cash, which includes the $12.0 million proceeds from the Company's initial public offering in November 1997, in a money market fund. The Company had no debt as of December 31, 1998, other than normal trade payables and accrued liabilities. Stockholders' equity at December 31, 1998 was $26.8 million.

    The Company continues to finance its growth through funds generated from operations. During 1998, 1997 and 1996, cash flow from operations was $12.3 million, $6.6 million and $4.1 million, respectively. Net cash flow from operating activities is primarily composed of net income, depreciation and amortization, and increases in deferred revenue, partially offset by increases in accounts receivable and unbilled accounts receivable. During 1998, the Company augmented operating cash flows with the sale of $7.8 million of unbilled accounts receivable. The sale of the unbilled receivables resulted in an immaterial gain for the Company. In the future, the Company may sell additional unbilled accounts receivable from time to time depending on the Company's cash flow requirements and whether the terms are financially favorable for the Company.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

    The Company does not have any financial instruments subject to material market risk, except as discussed above. See Note 2 - - Summary of Significant Accounting Policies in the Company's Notes to Consolidated Financial Statements contained elsewhere in this Form 10-K/A.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Landmark Systems Corporation

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Landmark Systems Corporation and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The consolidated financial statements as of and for the year ended December 31, 1998 have been restated as described in Note 2 under "Basis of Presentation (Restated)".

/s/ PRICEWATERHOUSECOOPERS LLP

McLean, Virginia
February 15, 1999, except for the information in Note 2 under "Basis of Presentation (Restated)" to the consolidated financial statements, as to which the date is February 29, 2000

                          LANDMARK SYSTEMS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                YEAR ENDED DECEMBER 31,
                                                                -----------------------------------------------------
                                                                    1998
                                                                 (RESTATED)             1997                 1996
                                                                -----------        -------------       --------------
  Revenues
    License revenues...................................         $22,083,944        $  16,781,122       $   11,268,496
    Maintenance revenues...............................          27,748,290           26,581,373           25,287,902
                                                                -----------        -------------       --------------
            Total revenues.............................          49,832,234           43,362,495           36,556,398
                                                                -----------        -------------       --------------

  Cost of revenues
    Cost of license revenues...........................           1,770,824            2,583,265            5,775,318
    Cost of maintenance revenues.......................           3,702,575            3,300,851            3,138,095
                                                                -----------        -------------       --------------
            Total cost of revenues.....................           5,473,399            5,884,116            8,913,413
                                                                -----------        -------------       --------------
    Gross profit.......................................          44,358,835           37,478,379           27,642,985
                                                                -----------        -------------       --------------

  Operating expenses
    Sales and marketing................................          17,124,823           14,309,460           11,670,261
    Product research and development...................          15,247,055           13,478,173           13,924,117
    General and administrative.........................           5,560,788            5,258,230            4,776,282
                                                                -----------        -------------       --------------
            Total operating expenses...................          37,932,666           33,045,863           30,370,660
                                                                -----------        -------------       --------------

  Operating income (loss)..............................           6,426,169            4,432,516           (2,727,675)
    Interest and other income..........................           1,832,310              776,321            1,077,558
    Interest expense...................................             (41,668)            (275,741)            (364,676)
                                                                -----------        -------------       --------------

  Income (loss) before income taxes....................           8,216,811            4,933,096           (2,014,793)
    Provision for (benefit from) income taxes..........           3,094,698            1,927,444             (812,512)
                                                                -----------        -------------       --------------

  Net income (loss)....................................           5,122,113            3,005,652           (1,202,281)
    Accretion and dividends on preferred stock.........                  --            1,475,409              153,000
                                                                -----------        -------------       --------------

  Net income (loss) available to common
    stockholders.......................................         $ 5,122,113        $   1,530,243       $   (1,355,281)
                                                                ===========        =============       ==============

  Earnings (loss) per share
    Basic..............................................         $      0.45        $        0.19       $        (0.18)
    Diluted............................................         $      0.41        $        0.17       $        (0.18)





   The accompanying notes are an integral part of the consolidated financial statements.

                          LANDMARK SYSTEMS CORPORATION
                          CONSOLIDATED BALANCE SHEETS


                                                                                               DECEMBER 31,
                                                                                   ----------------------------------
                                                                                      1998                  1997
                                                                                  -------------       --------------
                                                                                   (RESTATED)
                                                                                  -------------
                                       ASSETS
  Current assets:
    Cash and cash equivalents............................................         $  28,322,234       $   17,242,681
    Accounts receivable, net of allowance for doubtful
       accounts of $1,323,000 and $621,000...............................            10,902,168           10,354,747
    Unbilled accounts receivable.........................................             5,728,250            4,657,659
    Deferred income taxes, net...........................................             1,644,482            1,264,501
    Other current assets.................................................               854,082              242,644
                                                                                  -------------       --------------
            Total current assets.........................................            47,451,216           33,762,232

  Unbilled accounts receivable -- noncurrent.............................             5,486,240            4,786,569
  Fixed assets, net......................................................             4,121,290            3,249,241
  Capitalized software costs, net........................................               257,722              400,373
  Deferred income taxes, net -- noncurrent...............................             1,094,397              946,517
  Intangible assets, net.................................................               616,000            1,232,000
  Other assets...........................................................               280,030              131,332
                                                                                  -------------       --------------
            Total assets.................................................         $  59,306,895       $   44,508,264
                                                                                  =============       ==============

                        LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Accounts payable.....................................................         $   1,042,701       $      709,653
    Accrued expenses and other current liabilities.......................             3,566,715            3,149,437
    Deferred revenue.....................................................            17,723,807           17,276,345
    Income taxes payable.................................................               920,456              868,126
    Debt due within one year.............................................                     _              540,771
                                                                                  -------------       --------------
            Total current liabilities....................................            23,253,679           22,544,332

  Long-term debt.........................................................                    --               50,725
  Deferred revenue -- noncurrent.........................................             8,900,963            3,115,495
  Other liabilities......................................................               323,212              419,528
                                                                                  -------------       --------------
            Total liabilities............................................            32,477,854           26,130,080
                                                                                  -------------       --------------

  Commitments

  Stockholders' equity:
    Common stock, $.01 par value, 30,000,000 shares
       authorized, 11,782,585 and 11,213,331 issued and
       outstanding.......................................................               117,826              112,133
    Additional paid-in capital...........................................            26,692,818           23,413,955
    Retained earnings (deficit)..........................................              (118,534)          (5,240,647)
    Accumulated other comprehensive income...............................               136,931               92,743
                                                                                  -------------       --------------
            Total stockholders' equity...................................            26,829,041           18,378,184
                                                                                  -------------       --------------
            Total liabilities and stockholders' equity...................         $  59,306,895       $   44,508,264
                                                                                  =============       ==============





   The accompanying notes are an integral part of the consolidated financial statements.

                          LANDMARK SYSTEMS CORPORATION
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                        ACCUMULATED
                                                                                                           OTHER
                                                COMMON SHARES           ADDITIONAL      RETAINED          COMPRE-
                                                -------------            PAID-IN        EARNINGS/         HENSIVE
                                            ISSUED        PAR VALUE       CAPITAL       (DEFICIT)         INCOME           TOTAL
                                         -----------    -----------    ------------   ------------      ---------     ------------
Balance at December 31, 1995...........    7,331,895       $ 73,320    $    432,300   $ (5,415,609)     $  (4,536)    $ (4,914,525)
  Comprehensive income (loss):
      Net loss.........................           --             --              --     (1,202,281)            --               --
      Foreign currency translation.....           --             --              --             --        (19,964)              --
  Total comprehensive income (loss)....           --             --              --             --             --       (1,222,245)
  Series A Preferred Stock dividends...           --             --              --       (153,000)            --         (153,000)
                                         -----------    -----------    ------------   ------------      ---------     ------------
Balance at December 31, 1996...........    7,331,895         73,320         432,300     (6,770,890)       (24,500)      (6,289,770)
  Comprehensive income:
      Net income.......................           --             --              --      3,005,652             --               --
      Foreign currency translation.....           --             --              --             --        117,243               --
  Total comprehensive income...........           --             --              --             --             --        3,122,895
  Issuance of warrants.................           --             --          48,000             --             --           48,000
  Series B Preferred Stock issuance
    costs..............................           --             --         (52,115)            --             --          (52,115)
  Preferred stock redemption value
    adjustment.........................           --             --              --     (1,232,579)            --       (1,232,579)
  Common stock issued upon exercise of
    non-qualified stock options........      317,177          3,171       1,115,358             --             --        1,118,529
  Tax benefit from exercise of
    non-qualified stock options........           --             --         265,446             --             --          265,446
  Compensation expense for options
    granted to non-employees...........           --             --         169,268             --             --          169,268
  Common stock repurchased.............     (136,209)        (1,362)       (871,156)            --             --         (872,518)
  Waiver of rights to require
    Repurchase.........................        8,240             82         237,026             --             --          237,108
  Series A Preferred Stock dividends...           --             --              --       (242,830)            --         (242,830)
  Issuance of common stock pursuant
    to the initial public offering.....    2,000,000         20,000      13,000,000             --             --       13,020,000
  Initial public offering issuance
    costs..............................           --             --      (1,000,942)            --             --       (1,000,942)
  Lapse of rights to require
    repurchase.........................      265,650          2,656       1,612,456             --             --        1,615,112
  Conversion of preferred stock to
    common stock.......................    1,426,578         14,266       8,458,314             --             --        8,472,580
                                         -----------    -----------    ------------   ------------      ---------     ------------
Balance at December 31, 1997...........   11,213,331        112,133      23,413,955     (5,240,647)        92,743       18,378,184
  Comprehensive income:
      Net income  (Restated)...........           --             --              --      5,122,113             --               --
      Foreign currency translation.....           --             --              --             --         44,188               --
  Total comprehensive income...........           --             --              --             --             --        5,166,301
  Common stock issued upon exercise
    of non-qualified stock options.....      529,742          5,298       2,099,515             --             --        2,104,813
  Tax benefit from exercise of
    non-qualified stock options........           --             --         904,852             --             --          904,852
  Issuance of common stock pursuant
    to the 1998 SPP....................       39,512            395         274,496             --             --          274,891
                                         -----------    -----------    ------------   ------------      ---------     ------------
Balance at December 31, 1998              11,782,585       $117,826    $ 26,692,818   $   (118,534)     $ 136,931      $26,829,041
                                         ===========    ===========    ============   ============      =========     ============
(Restated).............................

   The accompanying notes are an integral part of the consolidated financial statements.

                          LANDMARK SYSTEMS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                   YEAR ENDED DECEMBER 31,
                                                                 ---------------------------------------------------------
                                                                       1998                 1997                 1996
                                                                 ---------------      ---------------      ---------------
                                                                    (RESTATED)
                                                                    ----------
Cash flows from operating activities:
  Net income (loss)........................................      $     5,122,113      $     3,005,652      $    (1,202,281)
  Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
     Depreciation and amortization.........................            2,396,549            3,066,826            5,865,608
     Provision for (reduction in) losses on
       accounts receivable.................................              603,015              348,882              (73,436)
     Benefit for loss on leases............................                   --                   --             (351,257)
     Stock compensation expense (benefit)..................               99,687              590,917              (96,381)
     (Benefit from) provision for deferred
        income taxes.......................................             (527,861)             269,370           (1,598,539)
     Tax benefit from exercise of stock options............              904,852              265,446                   --
     Increase in accounts receivable.......................           (1,150,436)          (1,156,315)            (433,803)
     Decrease in income taxes receivable...................                2,080               13,981            3,158,371
     Sale of unbilled accounts receivable..................            7,820,975                   --                   --
     (Increase) decrease in unbilled accounts
       receivable..........................................           (9,591,237)          (2,182,813)             564,018
     Increase (decrease) in accounts payable and
       accrued expenses and other current liabilities......            1,238,408              622,142          (1,566,804)
     Increase in income taxes payable......................               52,330              596,838              271,288
     Increase in deferred revenue..........................            6,232,930            1,377,254              157,187
     Increase in other, net................................             (858,532)            (240,614)            (549,862)
                                                                     -----------          -----------         ------------
          Net cash provided by operating
             Activities....................................           12,344,873            6,577,566            4,144,109
                                                                     -----------          -----------         ------------

Cash flows from investing activities:
  Acquisition of distribution rights                                    (488,082)            (815,076)                  --
  Capital expenditures.....................................           (2,252,225)          (1,553,874)            (728,494)
  Capitalized software costs...............................             (257,722)                  --             (734,574)
                                                                     -----------          -----------         ------------
          Net cash used in investing activities............           (2,998,029)          (2,368,950)          (1,463,068)
                                                                     -----------          -----------         ------------

Cash flows from financing activities:
  Principal payments on loans..............................             (591,496)            (494,017)            (414,487)
  Payments on line of credit...............................                   --           (1,000,000)          (1,822,118)
  Issuance of common stock in the initial
     public offering.......................................                   --           12,019,058                   --
  Issuance of common stock pursuant to
     exercise of stock options.............................            2,005,126            1,659,745              882,628
  Issuance of common stock pursuant to
     Employee stock purchase plans.........................              274,891              278,791               69,828
  Repurchases of common stock..............................                   --             (965,884)          (1,201,188)
  Issuance of Series B Preferred Stock.....................                   --            2,447,885                   --
  Redemptions of Series A Preferred Stock..................                   --           (1,124,999)                  --
  Payment of Series A Preferred Stock  dividends...........                   --             (242,830)            (153,000)
                                                                     -----------          -----------         ------------
          Net cash provided by (used in) financing
             activities....................................            1,688,521           12,577,749           (2,638,337)
                                                                     -----------          -----------         ------------

Effect of exchange rate changes on cash....................               44,188              117,243              (19,964)
                                                                     -----------          -----------         ------------

Net increase in cash and cash equivalents..................           11,079,553           16,903,608               22,740
Cash and cash equivalents, beginning of period.............           17,242,681              339,073              316,333
                                                                     -----------          -----------         ------------

Cash and cash equivalents, end of period...................          $28,322,234          $17,242,681         $    339,073
                                                                     ===========          ===========         ============





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

Basis of Presentation (Restated)

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

    In late 1999 and early 2000, the Division of Corporation Finance of the Securities and Exchange Commission ("SEC") conducted a review of the Company's accounting policies. Concurrent with the SEC review, the Company concluded it should restate 1998 and 1999 interim results to reclassify a portion of previously reported license revenue to deferred maintenance revenue that will be recognized over the term of the related maintenance agreement. As a result, the aggregate deferred revenue will more closely approximate the estimated fair value of the Company's maintenance obligation to its customers. The Company believes this restatement demonstrates that recorded license revenues reflect "vendor specific objective evidence." The reclassification resulted in a net deferral at December 31, 1998 of approximately $1,826,000 of total revenues that had been previously recognized in 1998. The financial statements contained herein reflect these adjustments. A summary of the impact of the restatement follows:

                                                                    Year Ended
                                                                 December 31, 1998
                                                                 -----------------
                                              Previously Reported                    As Restated
                                              -------------------                    -----------
  Results of Operations
  ---------------------
  License revenues                                    $24,274,671                      $22,083,944
  Maintenance revenues                                 27,383,169                       27,748,290
      Total revenues                                   51,657,840                       49,832,234

  Income before taxes                                  10,042,417                        8,216,811
      Provision for income taxes                        3,782,267                        3,094,698
  Net income                                            6,260,150                        5,122,113
  Diluted earnings per share                                $0.51                            $0.41

                                                                 December 31, 1998
                                                                 -----------------
                                               Previously Reported                   As Restated
                                               -------------------                   -----------
  Financial Position
  ------------------
  Total assets                                        $59,306,895                      $59,306,895
  Income taxes payable                                  1,608,025                          920,456
  Deferred revenue                                     17,088,814                       17,723,807
  Total current liabilities                            23,306,255                       23,253,679
  Deferred revenue - noncurrent                         7,710,350                        8,900,963
  Stockholders' equity                                 27,967,078                       26,829,041

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

    In certain circumstances, the Company enters into a long-term payment arrangement with a licensee. Under these types of arrangements, the Company allows the licensee to pay the license fees plus maintenance fees over a three- to five-year period, generally in annual installments. If collectibility by the Company is probable, the Company records the present value of the contracted stream of payments as an unbilled account receivable in its financial statements. Of this amount, the Company recognizes the underlying license fee as license revenue and defers the underlying maintenance fee. As installments are invoiced to the licensee in accordance with the payment arrangement, the Company reflects a reduction in its unbilled accounts receivable and an increase in its accounts receivable. Historically, the Company has not granted concessions nor experienced significant bad debts associated with these long-term payment arrangements. At December 31, 1998 and 1997, unbilled accounts receivable have been reduced by $1,599,000 and $1,463,000, respectively, to reflect such amounts at their present values.

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

Intangible Assets

    In January 1997, the Company signed an agreement to acquire certain rights and related assets from Infarmedica Holding AG ("Infarmedica"), a former distributor of the Company's products. Under the terms of the agreement governing this relationship, Infarmedica held exclusive rights to market certain of the Company's products in Austria, the Benelux countries, Germany and Switzerland. As a result of the 1997 agreement, the Company gained access to a significant customer base in these European countries (including an assignment of license and maintenance agreements) and established subsidiaries in Germany and The Netherlands to support these customers directly. In consideration for the acquisition of these rights, the Company will pay Infarmedica $1,800,000 in installment payments from 1997 through 1999, of which $488,000 was paid in 1998 and $815,000 was paid in 1997. In addition, the Company granted Infarmedica a warrant to purchase 225,000 shares of the Company's common stock at $4.00 per share, which was fully vested upon issuance, expires on January 1, 2007 and is transferable only with the Company's consent. The Company recorded the acquisition of the customer base as an intangible asset representing the present value of the cash payments plus the fair value of the warrant issued. The related intangible asset is being amortized over three years. Amortization expense for each of the years ended December 31, 1998 and 1997 was $616,000.

Software Development Costs

    The Company accounts for its software development activities in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed." The Company capitalizes costs incurred subsequent to the point of demonstrated technological feasibility and up to the time the product is available for release to customers. Amortization is computed on an individual product basis and is the greater of (i) the ratio of current gross revenues for a product to the total current and anticipated future gross revenues for the product or (ii) the straight-line method over the estimated economic life of the product. Effective January 1, 1996, the Company prospectively decreased the estimated economic life of its capitalized software products from three to five years to 18 months. Amortization expense recorded in 1997 and 1996 would have been $750,000 higher and $2.3 million lower, respectively, if this change had not been made. The effect of the change was to increase net income for 1997 by $450,000 ($0.06 per basic share and $0.05 per diluted share) and decrease net income in 1996 by $1.5 million ($0.20 per basic and diluted share).

Impairment of Long-Lived Assets

    The Company has adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" ("SFAS 121"). SFAS No. 121 prescribes that an impairment loss is recognized in the event that facts and circumstances indicate that the carrying amount of an asset may not be recoverable, and an estimate of future undiscounted cash flows is less than the carrying amount of the asset. Impairment is recorded based on an estimate of future discounted cash flows.

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

    The Company has $11,214,000 and $9,444,000 of unbilled accounts receivable outstanding at December 31, 1998 and 1997, respectively; the estimated fair values of these receivables are $12,095,000 and $10,474,000, respectively, calculated using discounted cash flows. The Company imputes interest based only on that portion of the receivable allocated to the license element as (a) the license is delivered immediately but paid for over an extended period and
(b) the license revenue is the only portion of the fee that is recognized at the time the license agreement is entered. Imputed interest income on long-term receivables is reported within "Interest and Other Income" on the Consolidated Statements of Operations.

Concentrations of Credit Risk

    Financial instruments which subject the Company to concentrations of credit risk consist principally of accounts receivable and unbilled receivables. Credit risk is limited due to the large number and geographic dispersion of customers comprising the Company's customer base. No distributor or customer accounted for more than 10% of either the Company's total outstanding receivables or revenues for any years presented herein.

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

Earnings Per Share

    The Company adopted SFAS No. 128, "Earnings per Share," for its financial statements for the year ended December 31, 1997. SFAS No. 128 requires restatement of earnings per share for all periods presented. The following reconciliation of the numerators and denominators is provided for basic and diluted earnings (loss) per share for 1998, 1997 and 1996. Basic earnings per share is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding. Diluted earnings per share is computed by additionally reflecting the potential dilution that could occur, using the treasury stock method, if warrants and options to acquire common stock were exercised or resulted in the issuance of common stock that then shared in the earnings of the Company.

                                                                             INCOME                   SHARES           PER-SHARE
                                                                           (NUMERATOR)             (DENOMINATOR)       AMOUNT
                                                                           -----------             -------------       ---------
  FOR THE YEAR ENDED DECEMBER 31, 1998
  BASIC EPS
       Net income available to common
         stockholders (restated)......................                  $   5,122,113                11,491,395         $  0.45
    EFFECT OF DILUTIVE SECURITIES
       Common stock options and warrants..............                             --                   881,634
                                                                        -------------              ------------
  DILUTED EPS.........................................                  $   5,122,113                12,373,029         $  0.41
                                                                        =============              ============

  FOR THE YEAR ENDED DECEMBER 31, 1997
    Net income........................................                  $   3,005,652
    Less accretion and dividends on preferred
       stock..........................................                     (1,475,409)
  BASIC EPS                                                             -------------
       Net income available to common
         stockholders.................................                      1,530,243                 7,876,208         $  0.19
    EFFECT OF DILUTIVE SECURITIES
       Common stock options and warrants..............                             --                   889,056
                                                                        -------------              ------------
  DILUTED EPS.........................................                  $   1,530,243                 8,765,264         $  0.17
                                                                        =============              ============

                                                                             INCOME                     SHARES            PER-SHARE
                                                                           (NUMERATOR)               (DENOMINATOR)        AMOUNT
                                                                           -----------               -------------        ----------
  FOR THE YEAR ENDED DECEMBER 31, 1996
    Net loss..........................................                  $   (1,202,281)
    Less accretion and dividends on preferred
       stock..........................................                        (153,000)
                                                                        --------------
  BASIC EPS
       Net income available to common
         stockholders.................................                      (1,355,281)                  7,380,316         $  (0.18)
    EFFECT OF DILUTIVE SECURITIES
         Common stock options and warrants............                              --                          --
                                                                        --------------                ------------
  DILUTED EPS.........................................                  $   (1,355,281)                  7,380,316         $  (0.18)
                                                                        ==============                ============



    For the purposes of the diluted earnings per share calculations for 1996, common stock options and warrants are excluded because their impact is anti-dilutive.

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

NOTE 4 -- FIXED ASSETS

    Fixed assets consist of the following:

                                                                             DECEMBER 31,
                                                                ------------------------------------
                                                                    1998                   1997
                                                                ------------            ------------
          Computer equipment....................                $ 5,782,284             $ 4,305,632
          Office equipment......................                  5,409,056               4,881,920
          Furniture and equipment...............                  3,197,527               3,256,845
          Leasehold improvements................                  1,572,812               1,259,912
                                                                -----------             -----------
                                                                 15,961,679              13,704,309
          Less accumulated depreciation.......                  (11,840,389)            (10,455,068)
                                                                -----------             -----------
            Fixed assets, net...................                $ 4,121,290             $ 3,249,241
                                                                ===========             ===========


    Depreciation expense was approximately $1,385,000, $1,201,000 and $1,024,000 in 1998, 1997 and 1996, respectively.

NOTE 5 -- CAPITALIZED SOFTWARE COSTS

    Capitalized software costs consist of the following:

                                                 DECEMBER 31,
                                    ------------------------------------
                                        1998                   1997
                                    ---------------       --------------
 Capitalized software costs ..      $   20,163,698        $  19,905,976
 Less accumulated amortization         (19,905,976)         (19,505,603)
                                    ---------------       --------------

   Capitalized software, net..      $      257,722        $     400,373
                                    ==============        =============

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

    The Company paid interest of approximately $42,000, $276,000 and $365,000 in 1998, 1997 and 1996, respectively.

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

    The Company classifies its operations into one industry segment, software development and related services. The Company categorizes its products and services into two groups: mainframe and client/server. The Company's revenues by product group consist of the following:

                                                               DECEMBER 31,
                                         ---------------------------------------------------------
                                              1998                    1997                  1996
                                         -------------           -------------       -------------
                                        (RESTATED)
                  Mainframe........      $  42,342,260           $  37,741,852       $  32,643,098
                  Client/server....          7,489,974               5,620,643           3,913,300
                                         -------------           -------------       -------------
                    Total revenues       $  49,832,234           $  43,362,495       $  36,556,398
                                         =============           =============       =============



    The Company sells its products outside the United States through its subsidiaries and international distributors. Revenues from international distributors are presented net of royalties paid to the distributors. The Company's revenues by country or geographic region are as follows:

                                                         DECEMBER 31,
                                    ----------------------------------------------------
                                      1998                  1997                 1996
                                      ----                  ----                 ----
                                   (RESTATED)
                                   ----------
 United States........           $33,316,805        $   28,786,077        $   24,685,933
 Germany..............             4,165,628             2,666,617             1,908,442
 United Kingdom.......             2,391,301             1,697,749             1,451,827
 Benelux..............             2,126,476             1,359,219               427,169
 Japan................             1,813,372             2,439,068             2,001,001
 Australia............             1,553,149             1,512,141             1,544,511
 Other European countries          1,733,645             2,000,492             2,932,862
 Other...............              2,731,858             2,901,132             1,604,653
                                 -----------        --------------         -------------
     Total revenue...            $49,832,234        $   43,362,495        $   36,556,398
                                 ===========        ==============        ==============

    The Company's long-lived assets, which consist of fixed assets, capitalized software and intangible assets, by country or geographic region are as follows:


                                                     DECEMBER 31,
                                 ----------------------------------------------------
                                        1998            1997                  1996
                                        ----            ----                  ----
 United States..........         $  4,760,777       $   4,630,314       $   4,440,419
 Europe.................              185,372             193,744              23,094
 Other..................               48,863              57,556              83,051
                                 ------------       -------------       -------------
   Long-lived assets....         $  4,995,012       $   4,881,614       $   4,546,564
                                 ============       =============       =============

NOTE 8 -- INCOME TAXES

    Income (loss) before income taxes consists of the following:

                                              YEAR ENDED DECEMBER 31,
                                -------------------------------------------------
                                     1998               1997             1996
                                -------------        -----------      -----------
                                  (RESTATED)
                                  ----------
 United States............        $7,848,582         $5,560,340        $(1,559,453)
 International subsidiaries          368,229           (627,244)          (455,340)
                                    --------         ----------        -----------
   Income (loss) before taxes     $8,216,811         $4,933,096        $(2,014,793)
                                  ==========         ==========        ===========



    The provision for (benefit from) income taxes consists of the following:

                                                              YEAR ENDED DECEMBER 31,
                                                -------------------------------------------------
                                                   1998                1997               1996
                                                ----------          ----------         ----------
                                                (RESTATED)
                                                ----------
 Current taxes payable:
   U.S. Federal........................         $2,664,377          $  994,371         $  226,835
   Foreign.............................            762,284             520,103            518,599
   State and local.....................            195,898             143,600             40,593
                                                ----------          ----------         ----------
                                                 3,622,559           1,658,074            786,027
                                                ----------          ----------         ----------
 Deferred tax provision (benefit):
   U.S. Federal........................           (527,255)            333,311         (1,534,972)
   Foreign.............................             44,587             (89,822)                --
   State and local.....................            (45,193)             25,881            (63,567)
                                                ----------          ----------         ----------
                                                  (527,861)            269,370         (1,598,539)
                                                ----------          ----------         ----------
 Provision for (benefit from) income taxes      $3,094,698          $1,927,444         $ (812,512)
                                                ==========          ==========         ==========


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

    The Company provides deferred taxes for temporary differences between the bases of assets and liabilities for financial reporting purposes and the bases of assets and liabilities for tax return purposes. The net deferred tax assets at December 31, 1998 and 1997 are attributable to the following:


                                                    DECEMBER 31,
                                             -----------------------
                                                 1998        1997
                                             -----------  ----------
 Deferred tax assets:

   Deferred revenue.................         $   938,515  $    869,567
   Stock incentive plan.............              37,881       235,826
   Allowance for doubtful accounts..             490,107       190,911
   Tax credit carryforwards.........             319,491       320,664
   Sublease and general sales tax accrual         70,290        86,590
   Capitalized software development costs        306,812       159,018
   Losses from subsidiaries not utilized         365,235       414,822
   Depreciation and amortization....             519,687       332,444
   Other............................             215,861        55,176
   Valuation allowance..............            (449,000)     (454,000)
                                             -----------  ------------
                                               2,814,879     2,211,018
                                             ===========  ============
 Deferred tax liabilities:
   Depreciation and amortization....             (76,000)           --
                                             -----------  ------------
 Net deferred tax assets............         $ 2,738,879  $  2,211,018
                                             ===========  ============

 Current deferred tax assets........         $ 1,644,482  $  1,264,501
 Non-current deferred tax assets....           1,094,397       946,517
                                             -----------  ------------
   Net deferred tax assets..........         $ 2,738,879  $  2,211,018
                                             ===========  ============

    As of December 31, 1998 and 1997, the Company had a valuation allowance of $320,000 and $325,000, respectively, to reflect foreign tax credit carryforwards that, in the Company's estimation, would more likely than not expire prior to utilization. The Company also recorded a decrease to the valuation allowance of $5,000 in 1998 to reflect the tax effect of estimated international subsidiary net operating losses.

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

    The provision for (benefit from) income taxes differs from the amount of taxes determined by applying the U.S. Federal statutory rate to income (loss) before income taxes as a result of the following:

                                                                YEAR ENDED
                                                                DECEMBER 31,
                                                    ----------------------------------
                                                      1998         1997         1996
                                                    --------     --------     --------
 Computation of U.S. Federal income taxes at
 the statutory rate...............................     35.0%        34.0%         (34.0)%
 State and local taxes, net of Federal income tax
 benefit..........................................      1.6          1.9           (2.5)
 Change in valuation allowance....................     (0.1)         2.8          (13.9)
 Change in provision for competent authority......       --         (1.9)           7.4
 Other............................................      1.2          2.3            2.7
                                                       ----         ----         ------
    Provision for (benefit from) income taxes.....     37.7%        39.1%         (40.3)%
                                                       ====         ====         ======


    Competent authority is a process to resolve unintended results between the U.S. and foreign taxing jurisdictions. In 1996 a provision of $129,000 for competent authority was established to reflect management's belief that the outcome of this process would likely result in a liability.

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

    The following table summarizes the activity with respect to the Series A Preferred Stock and Series B Preferred Stock:

                                                              SERIES A PREFERRED STOCK     SERIES B PREFERRED STOCK
                                                              ------------------------     ------------------------
                                                                           REDEMPTION                     REDEMPTION
                                                             SHARES          VALUE            SHARES        VALUE
                                                       ---------------     -------------   ------------   ----------
 Balance at December 31, 1995.                             1,020,000        $ 5,865,000            --             --
   Adjustment to redemption value                                 --                 --
                                                        ------------        -----------       --------    ----------
 Balance at December 31, 1996.                             1,020,000          5,865,000
   Issuance of Series B preferred
      stock......................                                 --                 --        395,195    $2,500,000
   Redemption of Series A preferred
      stock......................                           (164,835)        (1,124,999)
   Adjustment to redemption value                                             1,096,500                      136,079
   Conversion to common stock.                              (855,165)        (5,836,501)      (395,195)   (2,636,079)
                                                        ------------        -----------       --------    ----------
 Balance at December 31, 1997.                                    --        $        --             --    $       --
                                                        ============        ===========       ========    ==========

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

Options Outstanding and Exercisable

    The following table summarizes information about options outstanding for all stock option plans:

                                        SHARES          PRICE PER       WEIGHTED-AVERAGE
                                     OUTSTANDING          SHARE          EXERCISE PRICE
                                     UNDER OPTION      UNDER OPTION        PER SHARE
                                     ------------     -------------      -------------
 Balance at December 31, 1995         2,319,920       $3.00 --  $4.00          $3.42
   Stock options granted....          1,166,010        3.59 --   4.00           3.99
   Stock options exercised..           (286,083)       3.00 --   3.59           3.09
   Stock options canceled...           (406,215)       3.00 --   4.00           3.61
                                     ----------    ------------------         ------
 Balance at December 31, 1996         2,793,632        3.00 --   4.00           3.67

   Stock options granted....            605,452        3.33 --   4.97           3.97
   Stock options exercised..           (490,435)       3.00 --   4.00           3.38
   Stock options canceled...           (348,821)       3.33 --   4.00           3.88
   Stock options expired....            (48,875)       3.59 --   4.00           3.95
                                     ----------    ------------------         ------
 Balance at December 31, 1997         2,510,953        3.00 --   4.97           3.76

   Stock options granted....            839,875        6.13 --  10.75           8.27
   Stock options exercised..           (529,742)       3.17 --   8.63           3.79
   Stock options canceled...           (344,103)       3.33 --   8.63           5.45
                                     ----------    ------------------         ------
 Balance at December 31, 1998         2,476,983       $3.00 -- $10.75         $ 5.01
                                     ==========   ===================         ======



The following table summarizes information about options outstanding at December 31, 1998 by plan:

                                                            TOTAL OPTIONS
                         TOTAL OPTIONS   TOTAL OPTIONS      AVAILABLE FOR
                          OUTSTANDING     EXERCISABLE       FUTURE GRANT
                          -----------     -----------       ------------
 1989 SIP.........                93             93               --
 1992 ESIP........           304,687        304,687               --
 1994 SIP.........         1,934,203        729,179          637,805
 1996 ABP.........            48,000         36,000          240,000
 Other stock options         142,000        142,000               --
                           ---------      ---------       ----------
     Totals.......         2,428,983      1,211,959          877,805
                           =========      =========       ==========

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

    For stock options granted prior to the IPO, the Company estimated the fair value of each employee option grant on the date of grant using a minimum value model. The weighted-average assumptions included in the Company's fair value calculations are as follows:


                               1998       1997       1996
                             --------   --------   --------
 Expected life (years)          5           5          5
 Risk-free interest rate       4-6%        5-6%       6-7%
 Volatility..........           60%          0%         0%
 Dividend yield......            0%          0%         0%

    The weighted-average fair value of stock options granted under the employee stock option plans during 1998, 1997 and 1996 was $4.64, $1.05 and $1.08, respectively. Had the Company determined compensation costs for these option plans and the stock purchase plans in accordance with SFAS No. 123 (Note 2), the Company's net income for 1998 would have been approximately $4,418,000 or $0.38 per basic share and $0.36 per diluted share. The Company's net income for 1997 would have been approximately $2,645,000, or $0.15 per basic share and $0.13 per diluted share. The Company's net loss for 1996 would have been approximately $(1,391,000), or $(0.21) per basic and diluted share. The SFAS No. 123 method of accounting does not apply to options granted prior to January 1, 1995 and, accordingly, the resulting pro forma compensation cost may not be representative of future amounts.

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

    The following table summarizes the activity with respect to the redeemable common stock instruments:

                                                   SHARES OF
                                                    COMMON                       REDEMPTION
                                                     STOCK        SHARES OF       VALUE OF
                                                  UNDERLYING     REDEEMABLE        COMMON
                                                  REDEEMABLE       COMMON          STOCK
                                                 STOCK OPTIONS      STOCK       INSTRUMENTS
                                                 -------------      -----       -----------
 Balance at December 31, 1995                       924,438           47,117     $ 1,049,043
      Redeemable common stock issued               (286,083)         303,540         952,456
      Redeemable common stock repurchased by
        the Company                                      --         (300,297)     (1,201,188)
      Cancellation of redeemable stock options      (66,345)              --              --
      Forfeiture of unvested redeemable
        stock options                                    --               --         (96,381)
                                                  ---------        ---------     -----------
 Balance at December 31, 1996                       572,010           50,360         703,930
      Adjustment to redemption value                     --               --         425,834
      Redeemable common stock issued               (173,265)         242,963         820,007
      Redeemable common stock repurchased by
        the Company                                      --          (19,433)        (93,366)
      Cancellation of redeemable stock options      (20,967)              --          (4,185)
      Waiver of rights to require repurchase       (213,750)          (8,240)       (237,108)
      Lapse of rights to require repurchase        (164,028)        (265,650)     (1,615,112)
                                                  ---------        ---------     -----------
 Balance at December 31, 1997                            --               --     $        --
                                                  =========        =========     ===========

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

    The Company is committed for the payment of minimum rentals, exclusive of escalation charges and renewal options and net of sublease income, under office space, computer and other equipment operating lease agreements through 2003 for the following amounts:


     YEAR ENDING DECEMBER
     --------------------
     1999.............   $ 2,600,000
     2000.............     1,500,000
     2001.............     1,500,000
     2002.............     1,500,000
     2003.............     1,600,000
     Thereafter.......    13,000,000
                         -----------
           Total......   $21,700,000
                         ===========

    Additionally, the Company leases certain equipment under cancelable operating leases. The total rental expense under all equipment and office space operating leases was approximately $3,200,000, $2,700,000 and $3,500,000 in 1998, 1997 and 1996, respectively.

NOTE 13 -- SUBSEQUENT EVENTS

    In January 1999, the Company signed an agreement to acquire certain rights and related assets from Software Products Limited ("Software Products"), a former international distributor of the Company's products. Under terms of the agreement governing the distribution relationship, Software Products held exclusive rights to market certain of the Company's products in the United Kingdom. As a result of the 1999 agreement, the Company gained direct access to its customers in the United Kingdom. As consideration for the acquisition of these rights, the Company paid Software Products $4,000,000 in cash. As further consideration, the Company issued to Software Products 91,586 shares of Company common stock, with a fair value of $850,000 and subject to certain resale restrictions and registration rights. Additionally, the Company granted Software Products a warrant to purchase 150,000 shares of the Company's common stock at the then fair market value of $10 per share, which vested upon issuance and expires in January 2009; the warrants had a fair value of $540,000. The Company will record the acquisition of the customer base as an intangible asset representing the cash payment and the fair value of the stock and warrant issued. The related intangible asset will be amortized over five years.

NOTE 14 -- UNAUDITED QUARTERLY RESULTS

     The following table sets forth unaudited quarterly consolidated statements of operations data for the years ended December 31, 1998, 1997 and 1996 (in thousands, except per share amounts):

                                           MAR 31,             JUN 30,             SEP 30,            DEC 31,
                                       -----------          ----------          ----------         ----------
 1998 (Restated)
      Total revenues...............     $10,300           $  12,144                $12,369            $  15,019
      Gross profit.................       8,893              10,642                 11,225               13,599
      Net income...................         692                 954                  1,423                2,053
  Earnings per share
        Basic......................        0.06                0.08                   0.12                 0.18
        Diluted....................        0.06                0.08                   0.11                 0.16


 1997
      Total revenues...............       9,995               9,960                 10,422               12,985
      Gross profit.................       8,573               8,475                  8,997               11,433
      Net income...................         357                 170                    695                1,783
  Earnings (loss) per share
           Basic...................        0.04               (0.14)                  0.07                 0.19
           Diluted.................        0.04               (0.14)                  0.07                 0.16

 1996
      Total revenues...............       8,048               9,233                  8,919               10,356
      Gross profit.................       5,616               6,869                  6,700                8,458
      Net income (loss)............      (1,189)               (386)                  (322)                 695
      Earnings (loss) per share
           Basic...................       (0.17)              (0.06)                 (0.05)                0.09
           Diluted.................       (0.17)              (0.06)                 (0.05)                0.08





ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information with respect to directors required by this item is incorporated by reference from the Company's 1999 Proxy Statement filed with the Securities and Exchange Commission in April 1999.

    The information with respect to officers required by this item is included at the end of Part I of this document under the heading "Executive Officers of the Company."

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this item is incorporated by reference from the Company's 1999 Proxy Statement filed with the Securities and Exchange Commission in April 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated by reference from the Company's 1999 Proxy Statement filed with the Securities and Exchange Commission in April 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated by reference from the Company's 1999 Proxy Statement filed with the Securities and Exchange Commission in April 1999.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

        Consolidated Statements of Operations

        Consolidated Statements of Changes in Stockholders' Equity (Deficit)

        Consolidated Statements of Cash Flows

        Notes to Consolidated Financial Statements

    2. Financial Statement Schedules:

        Report of Independent Accountants on Financial Statement Schedule

        Schedule II -- Valuation and Qualifying Accounts

    3.Exhibits:

    EXHIBIT
    NUMBER       DESCRIPTION OF DOCUMENT
 ---------    ---------------------------
 3.1          Articles of Incorporation (incorporated by reference to Exhibit 3.1 forming a part of the Company's registration statement on
              Form S-1 (File No. 333-35629) filed with the Securities and Exchange
              Commission under the Securities Act of 1933, as amended.)
 3.2          Amended and Restated Bylaws (incorporated by reference to
              Exhibit 3.2 forming a part of the Company's registration
              statement on Form S-1 (File No. 333-35629) filed with the
              Securities and Exchange Commission under the Securities Act of 1933, as amended.)
 4.1          Reference is made to Exhibits 3.1 and 3.2
 4.2          Specimen certificate of Common Stock (incorporated by reference to
              Exhibit 4.2 forming a part of the Company's registration statement on Form S-1 (File No. 333-35629) filed with the Securities and
              Exchange Commission under the Securities Act of 1933, as amended.)
 *10.1        Employment agreement between the Company and Ralph E. Alexander dated April 9, 1997 (incorporated by reference to Exhibit 10.1 forming a part of the Company's registration statement on Form S-1
              (File No. 333-35629) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended.)
 *10.2        1989 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 forming a part of the Company's registration statement on Form S-1
              (File No. 333-35629) filed with the Securities and Exchange
              Commission under the Securities Act of 1933, as amended.)
 *10.3        1991 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 forming a part of the Company's registration statement on Form S-1 (File No. 333-35629) filed with the
              Securities and Exchange Commission under the Securities Act of 1933, as amended.)
 *10.4        1992 Executive Stock Incentive Plan (incorporated by reference to
              Exhibit 10.4 forming a part of the Company's registration statement on
              Form S-1 (File No. 333-35629) filed with the Securities and Exchange
              Commission under the Securities Act of 1933, as amended.)
 *10.5        1994 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 forming a part of the Company's registration statement on Form S-1
              (File No. 333-35629) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended.)
 *10.6        1996 Advisory Board and directors Stock Incentive Plan (incorporated by reference to Exhibit 10.6 forming a part of the Company's registration statement on Form S-1 (File No. 333-35629) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended.)
 *10.7        1998 Employee Stock Purchase Plan (incorporated by reference to
              Exhibit 99 forming a part of the Company's registration statement on
              Form S-8 (File No. 333-61161) filed with the Securities and Exchange
              Commission under the Securities Act of 1933, as amended.)
 22.1         Subsidiaries of the Company (incorporated by reference to Exhibit 22.1 forming a part of the Company's registration statement on
              Form S-1 (File No. 333-35629) filed with the Securities and Exchange
              Commission under the Securities Act of 1933, as amended.)
 +23.1        Consent of PricewaterhouseCoopers LLP
 +27.1        Financial Data Schedule

* Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 14 (c) of this Form 10-K/A.

+ Filed herewith.

(b)  Reports on Form 8-K:  None.

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                                    LANDMARK SYSTEMS CORPORATION

                                                   By:    /s/ KATHERINE K. CLARK

                                  ----------------------------------------------
                                                              KATHERINE K. CLARK
                                            CHIEF EXECUTIVE OFFICER AND DIRECTOR
                                                       (DULY AUTHORIZED OFFICER)

                                                           Dated: March 30, 2000


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON MARCH 30, 1999.

              NAME                         TITLE
 -----------------------------    -------------------------
 /s/ PATRICK H. MCGETTIGAN        Chairman of the Board
 -------------------------
 PATRICK H. MCGETTIGAN


 /s/ KATHERINE K. CLARK           President, Chief Executive Officer
 ----------------------           and Director
 KATHERINE K. CLARK               (Principal Executive Officer)

 /s/ JEFFREY H. BERGMAN           Director
 ----------------------
 JEFFREY H. BERGMAN

 /s/ T. EUGENE BLANCHARD          Director
 -----------------------
 T. EUGENE BLANCHARD

 /s/ PATRICK W. GROSS             Director
 --------------------
 PATRICK W. GROSS

 /s/ FREDERICK S. ROLANDI, III    Vice President and Chief Financial
 -----------------------------    Officer
 FREDERICK S. ROLANDI, III        (Principal Accounting Officer)

                     REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Landmark Systems Corporation

Our audits of the consolidated financial statements referred to in our report dated February 15, 1999, except for the information in Note 2 under "Basis of Presentation (Restated)" to the consolidated financial statements, as to which the date is February 29, 2000, relating to the financial statements, appearing in Landmark Systems Corporation's Annual Report on Form 10-K, as amended, for the year ended December 31, 1998 also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K, as amended. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

McLean, Virginia
February 29, 2000

                          LANDMARK SYSTEMS CORPORATION


                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

            COLUMN A                           COLUMN B      COLUMN C            COLUMN D                    COLUMN E
      ---------------------                  -----------   -----------          ----------                ------------
                                              BALANCE AT
                                              BEGINNING     CHARGED TO                                     BALANCE AT
          DESCRIPTION                         OF PERIOD     OPERATIONS           DEDUCTIONS               END OF PERIOD
      ---------------------                  -----------   ------------         -----------               -------------
      Year Ended December 31, 1996
        Allowance for uncollectible
           accounts..............             $724,339       $  303,913         $(646,208)   (A)             $ 382,044
        Deferred tax asset valuation
           allowance.............             $690,885               --         $(280,885)   (B)             $ 410,000
      Year Ended December 31, 1997
        Allowance for uncollectible
           accounts..............             $382,044       $  775,623         $(536,968)   (A)             $ 620,699
        Deferred tax asset valuation
           allowance.............             $410,000       $   44,000                --                    $ 454,000
      Year Ended December 31, 1998
        Allowance for uncollectible
           accounts..............             $620,699       $1,315,193         $(612,673)   (A)             $ 1,323,219
        Deferred tax asset valuation
           allowance.............             $454,000       $   (5,000)               --                    $ 449,000



(A)  Uncollectible accounts written off

(B)  Reduction in the tax valuation allowance