Form 10-Q/A
period 1999-03-31
LANDMARK SYSTEMS CORP
filed 2000-03-30
CIK 854418

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A


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

YES        X      NO
           -           ---------

Number of shares outstanding of the issuer's classes of common stock as of April 30, 1999:

                   Class                       Number of Shares Outstanding
                   -----                       ----------------------------
   Common Stock, par value $.01 per share               12,337,592

                          LANDMARK SYSTEMS CORPORATION

                          QUARTER ENDED MARCH 31, 1999

                                      INDEX

                                                                                               PAGE

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Condensed Consolidated Statements of Operations for the
            three months ended March 31, 1999 (restated and unaudited) and March 31,
            1998 (restated and unaudited)                                                         4

            Condensed Consolidated Balance Sheets as of March 31,
            1999 (restated and unaudited) and December 31, 1998                                   5

            Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 1999 (restated and unaudited) and March 31, 1998
            (restated and unaudited)                                                              6

            Notes to Condensed Consolidated Financial Statements (restated
            and unaudited)                                                                      7-9

Item 2.     Management's Discussion and Analysis of Results of Operations
            and Financial Condition (restated)                                                10-15

Item 3.     Quantitative and Qualitative Disclosures About Market Risk                           15

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                                    15

Item 2.     Changes in Securities and Use of Proceeds                                            16

Item 3.     Defaults Upon Senior Securities                                                      16

Item 4.     Submission of Matters to a Vote of Security Holders                                  16

Item 5.     Other Information                                                                    16

Item 6.     Exhibits and Reports on Form 8-K                                                  16-17

SIGNATURES                                                                                       18

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

     The condensed financial statements set forth below for the three-month periods ended March 31, 1999 and 1998 are restated and unaudited, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (see Note 1). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. Landmark Systems Corporation believes that the disclosures made are adequate to make the information presented not misleading. The results for the three-month period ended March 31, 1999 are not necessarily indicative of the results for the fiscal year.

     In the opinion of management, the accompanying condensed consolidated financial statements reflect all necessary adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of results for the periods presented. It is suggested that these financial statements be read in conjunction with the latest audited consolidated financial statements and notes thereto (included in the Annual Report on Form 10-K/A for the year ended December 31, 1998).

                          LANDMARK SYSTEMS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (RESTATED AND UNAUDITED)

                                                      THREE MONTHS ENDED MARCH 31,
                                             -----------------------------------------------
                                                  1999                            1998
                                             ---------------                 ---------------

Revenues
     License revenues                        $     6,656,563                 $     3,273,829
     Maintenance revenues                          7,141,412                       7,026,212
                                             ---------------                 ---------------
           Total revenues                         13,797,975                      10,300,041

Cost of revenues
     Cost of license revenues                        699,709                         490,523
     Cost of maintenance revenues                  1,198,020                         916,526
                                             ---------------                 ---------------
           Total cost of revenues                  1,897,729                       1,407,049
                                             ---------------                 ---------------
     Gross profit                                 11,900,246                       8,892,992
                                             ---------------                 ---------------

Operating expenses
     Sales and marketing                           4,523,865                       3,473,607
     Product research and development              4,162,631                       3,599,519
     General and administrative                    1,441,868                       1,139,640
                                             ---------------                 ---------------
           Total operating expenses               10,128,364                       8,212,766
                                             ---------------                 ---------------

Operating income                                   1,771,882                         680,226

Interest and other income, net                       579,111                         439,830
                                             ---------------                 ---------------

Income before taxes                                2,350,993                       1,120,056
     Provision for income taxes                      899,258                         428,421
                                             ---------------                 ---------------

Net income                                   $     1,451,735                 $       691,635
                                             ===============                 ===============

Earnings per share
     Basic                                   $          0.12                 $          0.06
     Diluted                                 $          0.11                 $          0.06

See accompanying notes to condensed consolidated financial statements.

                          LANDMARK SYSTEMS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    MARCH 31, 1999          DECEMBER 31, 1998
                                                                 ------------------------   -----------------
                                                                 (RESTATED AND UNAUDITED)

ASSETS
Current assets:
     Cash and cash equivalents                                      $    27,420,135         $    28,322,234
     Accounts receivable, net of allowance for
           doubtful accounts of $1,320,000 and
           $1,323,000                                                     9,427,276              10,902,168
     Unbilled accounts receivable                                         7,938,271               5,728,250
     Other current assets                                                 2,393,228               2,498,564
                                                                    ---------------         ---------------
           Total current assets                                          47,178,910              47,451,216

Unbilled accounts receivable - noncurrent                                 5,476,570               5,486,240
Fixed assets, net                                                         4,566,661               4,121,290
Capitalized software costs, net                                             214,768                 257,722
Intangible assets, net                                                    5,582,500                 616,000
Other assets                                                              1,370,099               1,374,427
                                                                    ---------------         ---------------
Total assets                                                        $    64,389,508         $    59,306,895
                                                                    ===============         ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses                          $     4,407,332         $     5,529,872
     Deferred revenue                                                    18,810,154              17,723,807
                                                                    ---------------         ---------------
           Total current liabilities                                     23,217,486              23,253,679

Deferred revenue - noncurrent                                             9,560,603               8,900,963
Other liabilities                                                           301,461                 323,212
                                                                    ---------------         ---------------
Total liablities                                                         33,079,550              32,477,854
                                                                    ---------------         ---------------

Stockholders' equity:
     Common stock, $0.01 par value, 30,000,000
           Shares authorized, 12,237,536 and
           11,782,585 issued and outstanding                                122,375                 117,826
     Additional paid-in capital                                          29,933,995              26,692,818
     Retained earnings (deficit)                                          1,333,201                (118,534)
     Accumulated other comprehensive income (loss)                          (79,613)                136,931
                                                                    ---------------         ---------------
Total stockholders' equity                                               31,309,958              26,829,041
                                                                    ---------------         ---------------
Total liabilities and stockholders' equity                          $    64,389,508         $    59,306,895
                                                                    ===============         ===============

See accompanying notes to condensed consolidated financial statements.

                          LANDMARK SYSTEMS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (RESTATED AND UNAUDITED)

                                                                              THREE MONTHS ENDED MARCH 31,
                                                                    -------------------------------------------------
                                                                         1999                              1998
                                                                    ---------------                   ---------------
Cash flows from operating activities
     Net income                                                     $     1,451,735                   $       691,635
     Adjustments to reconcile net income to net
       cash flows from operations:
     Depreciation and amortization                                          865,502                           705,713
     Provision for deferred income taxes                                          -                           (89,292)
     Tax benefit for exercise of stock options                              627,304                           267,278
     Sale of unbilled accounts receivable                                 2,960,292                                 -
     Changes in working capital                                          (2,753,311)                          780,547
                                                                    ---------------                   ---------------
         Net cash provided by operating activities                        3,151,522                         2,355,881
                                                                    ---------------                   ---------------

Cash flows from investing activities
     Acquisition of distribution rights                                  (4,221,080)                          (84,924)
     Capital expenditures                                                  (844,419)                         (528,746)
                                                                    ---------------                   ---------------
         Net cash used in investing activities                           (5,065,499)                         (613,670)
                                                                    ---------------                   ---------------

Cash flows from financing activities
     Principal payments on loans                                                  -                          (130,724)
     Proceeds from sale of common stock                                   1,228,422                           515,010
                                                                    ---------------                   ---------------
         Net cash provided by financing activities                        1,228,422                           384,286
                                                                    ---------------                   ---------------

Effect of exchange rate changes on cash                                    (216,544)                             (209)
                                                                    ---------------                   ---------------
Net (decrease) increase in cash and
     cash equivalents                                                      (902,099)                        2,126,288
Cash and cash equivalents, beginning of period                           28,322,234                        17,242,681
                                                                    ---------------                   ---------------
Cash and cash equivalents, end of period                            $    27,420,135                   $    19,368,969
                                                                    ===============                   ===============

See accompanying notes to condensed consolidated financial statements.

                          LANDMARK SYSTEMS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (RESTATED AND UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying restated and unaudited interim condensed consolidated financial statements of Landmark Systems Corporation and its subsidiaries (collectively, the "Company") reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented in conformity with generally accepted accounting principles for interim financial information. Such adjustments are of a normal recurring nature. Intercompany balances and transactions have been eliminated in consolidation.

     The results of the interim periods presented are not necessarily indicative of the results for the year. The Company's interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on Form 10-K/A.

     In late 1999 and early 2000, the Division of Corporation Finance of the Securities and Exchange Commission ("SEC") conducted a review of the Company's accounting policies. Concurrent with the SEC review, the Company concluded it should restate 1998 and 1999 interim results to reclassify a portion of previously reported license revenue to deferred maintenance revenue that will be recognized over the term of the related maintenance agreement. As a result, the aggregate deferred revenue will more closely approximate the estimated fair value of the Company's maintenance obligation to its customers. The Company believes this restatement demonstrates that recorded license revenues reflect "vendor specific objective evidence." The reclassification resulted in a net deferral of approximately $1,826,000 and $391,000 of revenues that had been previously recognized in 1998, and in the current period of 1999, respectively. The financial statements contained herein reflect these adjustments. A summary of the impact of the restatements follows:

                                                  Three Months Ended                      Three Months Ended
                                                    March 31, 1999                          March 31, 1998
                                                    --------------                          --------------
                                           Previously                 As              Previously                 As
                                            Reported               Restated            Reported               Restated
                                            --------               --------            --------               --------
Results of Operations
---------------------
License revenues                            $  7,254,648           $  6,656,563        $  3,565,287           $  3,273,829
Maintenance revenues                           6,933,931              7,141,412           6,977,635              7,026,212
       Total revenues                         14,188,579             13,797,975          10,542,922             10,300,041

Income before taxes                            2,741,597              2,350,993           1,362,937              1,120,056
       Provision for income taxes              1,048,664                899,258             521,323                428,421
Net income                                     1,692,933              1,451,735             841,614                691,635
Diluted earnings per share                  $       0.14           $       0.11        $       0.07           $       0.06

                                                       March 31, 1999                      December 31, 1998
                                                       --------------                      -----------------
Financial Position
------------------
Total assets                                 $64,389,508            $64,389,508         $59,306,895            $59,306,895
Accounts payable and accrued expenses          5,244,307              4,407,332           6,217,441              5,529,872
Deferred revenue                              18,039,299             18,810,154          17,088,814             17,723,807
       Total current liabilities              23,283,606             23,217,486          23,306,255             23,253,679
Deferred revenue - noncurrent                  8,115,248              9,560,603           7,710,350              8,900,963
Stockholders' equity                          32,689,193             31,309,958          27,967,078             26,829,041

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS

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

                                                            INCOME                             PER-SHARE
                                                         (NUMERATOR)           SHARES           AMOUNT
                                                          (RESTATED)       (DENOMINATOR)      (RESTATED)
                                                        --------------      ------------      ----------
For the three months ended March 31, 1999
     Basic earnings per share                           $    1,451,735        11,946,760        $0.12
                                                                                                =====
     Effect of dilutive securities
         Stock options and warrants                                  -         1,024,367
                                                        --------------      ------------
     Diluted earnings per share                         $    1,451,735        12,971,127        $0.11
                                                        ==============      ============        =====

For the three months ended March 31, 1998
     Basic earnings per share                           $      691,635        11,274,648        $0.06
                                                                                                =====
     Effect of dilutive securities
         Stock options and warrants                                  -           994,450
                                                        --------------      ------------
     Diluted earnings per share                         $      691,635        12,269,098        $0.06
                                                        ==============      ============        =====

NOTE 4 - COMPREHENSIVE INCOME

      The Company's total comprehensive income is comprised of net income and other comprehensive income, which consists of foreign currency translation adjustments. Total comprehensive income for the three months ended March 31, 1999 and 1998 was $1,235,196 and $691,426, respectively.


NOTE 5 - SEGMENT REPORTING

     The Company classifies its operations into one industry segment, software development and related services. The Company categorizes its products and services into two groups: mainframe and client/server. The Company's revenues by product group consist of the following:

                                       THREE MONTHS ENDED MARCH 31,
                               ---------------------------------------------
                                     1999                          1998
                                  (RESTATED)                    (RESTATED)
                               ---------------               ---------------
Mainframe                      $    10,799,420               $     8,909,930
Client/server                        2,998,555                     1,390,111
                               ---------------               ---------------
    Total revenues             $    13,797,975               $    10,300,041
                               ===============               ===============

     The Company sells its products outside the United States through its subsidiaries and international distributors. Revenues from international distributors are presented net of royalties retained by the distributors. The Company's revenues by country or geographic region are as follows:

                                                 THREE MONTHS ENDED MARCH 31,
                                        ----------------------------------------------
                                              1999                          1998
                                           (RESTATED)                    (RESTATED)
                                        ----------------              ----------------
United States                           $      9,471,228              $      6,799,860
Germany                                        1,001,448                       725,074
United Kingdom                                   968,125                       570,135
The Netherlands                                  671,964                       385,532
Other European countries                         367,805                       403,690
Japan                                            349,150                       466,342
Australia                                        370,410                       278,127
Other                                            597,845                       671,281
                                        ----------------              ----------------
    Total revenues                      $     13,797,975              $     10,300,041
                                        ================              ================

     The Company's long-lived assets, which consist of fixed assets, capitalized software and intangible assets, by country or geographic region are as follows:

                                                   THREE MONTHS ENDED MARCH 31,
                                           ---------------------------------------------
                                                 1999                          1998
                                           ---------------                --------------
United States                              $    10,085,410                $    4,461,934
Europe                                             212,489                       181,174
Other                                               66,030                        61,539
                                           ---------------                --------------
    Total long-lived assets                $    10,363,929                $    4,704,647
                                           ===============                ==============

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

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations

In late 1999 and early 2000, the Division of Corporation Finance of the Securities and Exchange Commission ("SEC") conducted a review of the Company's accounting policies. Concurrent with the SEC review, the Company concluded it should restate 1998 and 1999 interim results to reclassify a portion of previously reported license revenue to deferred maintenance revenue that will be recognized over the term of the related maintenance agreement. As a result, the aggregate deferred revenue will more closely approximate the estimated fair value of the Company's maintenance obligation to its customers. The Company believes this restatement demonstrates that recorded license revenues reflect "vendor specific objective evidence." The reclassification resulted in a net deferral of approximately $1.8 million, $0.4 million of revenues that had been previously recognized in 1998, and in the current period of 1999, respectively. The financial statements contained herein reflect these adjustments.

     The following table sets forth the Company's Condensed Consolidated Statements of Operations expressed as percentages of total revenues for the periods indicated:

                                                                THREE MONTHS ENDED MARCH 31,
                                                            -----------------------------------
                                                                  1999               1998
                                                               (RESTATED)         (RESTATED)
                                                            -----------------------------------
Revenues
     License revenues                                            48.2%             31.8%
     Maintenance revenues                                        51.8              68.2
                                                                -----             -----
         Total revenues                                         100.0             100.0


Cost of revenues
     Cost of license revenues                                     5.1               4.8
     Cost of maintenance revenues                                 8.7               8.9
                                                                -----             -----
         Total cost of revenues                                  13.8              13.7
                                                                -----             -----
Gross profit                                                     86.2              86.3
                                                                -----             -----
Operating expenses
     Sales and marketing                                         32.8              33.7
     Product research and development                            30.2              34.9
     General and administrative                                  10.4              11.1
                                                                -----             -----
         Total operating expenses                                73.4              79.7

Operating income                                                 12.8               6.6
     Net interest and other income                                4.2               4.3
                                                                -----             -----
Income before income taxes                                       17.0              10.9
     Provision for income taxes                                  (6.5)             (4.2)
                                                                -----             -----
Net income                                                       10.5%              6.7%
                                                                =====             =====

     Total revenues. Total revenues increased 34.0% from $10.3 million for the three months ended March 31, 1998, to $13.8 million for the three months ended March 31, 1999. Revenues for the first three months of 1999 from mainframe products and services were $10.8 million, an increase of 21.2% from the same period in the prior year; revenues for the first three months of 1999 from client/server products and services were $3.0 million, an increase of 115.7% from the same period in the prior year. The increase in revenues from mainframe products and services was primarily due to the increase in the number of conversions of existing customers to new or modified license agreements, typically containing extended maintenance terms with preferential pricing. The increase in client/server revenues was primarily due to increase product acceptance of the client/server products. As license revenues increased 103.5% while maintenance revenues remained constant during the three months ended March 31, 1999 as compared to the prior year period, license revenues represented a greater proportion of the Company's total revenues compared to the prior year period.

     License revenues. License revenues increased 103.3% from $3.3 million for the three months ended March 31, 1998, to $6.7 million for the three months ended March 31, 1999. The increase in license revenue is due to an increase in sales to new customers and conversions of existing customers to new or modified license agreements.

     Maintenance revenues. Maintenance revenues grew slightly from $7.0 million for the three months ended March 31, 1998 to $7.1 million in the 1999 period. Maintenance revenues were favorably impacted by the volume of prior year's license sales and the effects of increases in the Company's maintenance prices, offset by an increase in conversions of license agreements, which include a higher discount on maintenance fees. Maintenance renewals have historically been approximately 90%, and management believes future maintenance renewal rates will continue at this level.

     Total cost of revenues. Total cost of revenues during the three months ended 1999 and 1998 were $1.9 million and $1.4 million, respectively, representing 13.8% and 13.7% of total revenues. Based upon current customer service activities and the expected amounts of amortization of capitalized software costs and intangible assets, management believes the total cost of revenues will continue to be approximately 12% to 14% of total revenues throughout 1999, excluding the impact that acquisitions, if any, may have on cost of revenues.

     Cost of license revenues. Cost of license revenues includes amortization of capitalized software costs, amortization of international distribution rights, product royalties, materials and packaging expenses. Costs of license revenues were $0.7 and $0.5 million for the three months ended March 31, 1999 and 1998, respectively, representing 10.5% and 15.0% of license revenues in such periods. The increase in cost of license revenues from 1998 to 1999 is primarily due to the amortization of intangible assets acquired in January 1999 from the Company's former distributor in the United Kingdom.

     Cost of maintenance revenues. Cost of maintenance revenues consists of personnel and related costs for customer support, training and consulting services. Costs of service revenues were $1.2 million and $0.9 million for the three months ended March 31, 1999 and 1998, respectively, representing 16.8% and 13.0% of service revenues in such periods. The increase in costs from 1998 to 1999 is a result of increased personnel in professional services for client/server and additional support personnel in the United Kingdom subsidiary.

     Sales and marketing. Sales and marketing includes personnel and related costs for the Company's direct sales organization, marketing staff and promotional expenses. Sales and marketing expenses were $4.5 million and $3.5 million for the three months ended March 31, 1999 and 1998, respectively, representing 32.8% and 33.7% of total revenues in such periods. The increase in sales and marketing expenses is primarily due to an increase in personnel in the direct sales organization in the United Kingdom, an increase in marketing and promotional expenses, and an increase in commission expenses to the Company's direct sales forces as a result of increased sales.

     Product research and development. Product research and development includes personnel and related costs for the Company's development staff. Product research and development expenses were $4.2 million and $3.6 million for the three months ended March 31, 1999 and 1998, respectively, representing 30.2% and 34.9% of total revenues in such periods. The increase in product research and development expenses from 1998 to 1999 reflects increased investments in both mainframe and client/server products.

     General and administrative. General and administrative includes salaries and related costs of administration, finance and management personnel, as well as legal and accounting fees. General and administrative expenses were $1.4 million and $1.1 million for the three months ended March 31, 1999 and 1998, respectively, representing 10.4% and 11.1% of total revenues in such periods. The increase in general and administrative expenses from 1998 to 1999 is due to an increase in personnel in the Company's information systems department and costs associated with the relocation of the Company's headquarters which will be completed in June 1999.

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


LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1999, the Company had cash and cash equivalents of $27.4 million and working capital of $24.0 million. During the three months ended March 31, 1999, net cash provided by operating and financing activities were $3.2 million and $1.2 million, respectively, while net cash used in investing activities was $5.1 million. The Company invests its cash, which includes the $12.0 million proceeds from the Company's initial public offering in November 1997, in a money market fund. The Company had no debt as of March 31, 1999, other than normal trade payables and accrued liabilities. Stockholders' equity at March 31, 1999 was $31.3 million.

     In March 1999, the Company obtained a revolving line of credit in the amount of $10.0 million. The line of credit, which was granted on an unsecured basis, has a floating interest rate of LIBOR plus 1.35% and expires June 30, 2000. No advances have been made on the line of credit.

     The Company continues to finance its growth through funds generated from operations. For the three months ended March 31, 1999, cash flow from operations was $3.2 million. Beginning in December 1998 and continuing in 1999, the Company has sold unbilled accounts receivable, on a non-recourse basis, to augment its operating cash flows. In March 1999, the Company sold $3.0 million of unbilled accounts receivable. The sale of the unbilled receivables resulted in an immaterial gain for the Company. In the future, the Company may sell additional unbilled accounts receivable from time to time depending on the Company's cash flow requirements and whether the terms are financially favorable for the Company.

     The Company's investing activities primarily include expenditures for fixed assets in support of the Company's product development activities and infrastructure, and for capitalized software development costs. During the three months ended March 31, 1999, the Company invested $0.8 million in fixed assets, consisting primarily of computer equipment to expand and upgrade the Company's development activities.

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


CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE LITIGATION REFORM ACT OF 1995

Some of the statements in this Form 10-Q/A are "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995 and are related to anticipated future operating results. Specifically, the following may be impeded by events that have not been presently anticipated: the sale of unbilled accounts receivable, the Company's ability to make its acquisitions accretive, the Company's ability to sell or issue equity or debt securities or to enter into credit facilities on acceptable terms and the Company's ability to increase license revenues, maintain the level of maintenance renewal rates and limit total cost of sales. Forward-looking statements are based on management's current expectations and assumptions, which may be affected by a number of factors, including, without limitation, competitive product introductions, price competition, the Company's ability to consummate license transactions as anticipated, any failure or delay in the Company's ability to develop and introduce new products, seasonal factors affecting the Company's sales, the Company's ability to attract and retain qualified technical, sales, managerial and other key personnel, the Company's ability to manage expenses effectively, the recent introduction of the Euro currency, the "Year 2000" software and systems issue, and other factors detailed herein and in the Company's other filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998. Therefore, there can be no assurance that actual future results will not differ materially from anticipated results.


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

Item 3.     Defaults Upon Senior Securities

           None


Item 4.     Submission of Matters to a Vote of Security Holders

     The Annual Meeting of the Stockholders was held on May 11, 1999 at the Company's headquarters, 8000 Towers Crescent Drive, Vienna, Virginia.

                    1. PROPOSAL ONE - Election of directors

                    NOMINEES:                             FOR                       WITHHELD
                    ---------                         ------------               --------------
                    Patrick H. McGettigan              10,740,318                     8,500
                    Katherine K. Clark                 10,740,318                     8,500
                    Ralph E. Alexander                 10,740,318                     8,500
                    Jeffrey H. Bergman                 10,740,318                     8,500
                    T. Eugene Blanchard                10,740,318                     8,500
                    Patrick W. Gross                   10,740,318                     8,500
                    Sudhakar V. Shenoy                 10,740,318                     8,500

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

                            LANDMARK SYSTEMS CORPORATION

Date: March 30, 2000           By:  /s/ Katherine K. Clark
                                    ----
                                    Katherine K. Clark
                                    President and Chief Executive Officer (Duly
                                    Authorized Officer)

Date: March 30, 2000           By:  /s/ Frederick S. Rolandi, III
                                    -----------------------------
                                    Frederick S. Rolandi, III
                                    Vice President and Chief Financial Officer
                                    (Chief Accounting Officer)