Form 10-Q/A
period 1999-06-30
LANDMARK SYSTEMS CORP
filed 2000-03-30
CIK 854418

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


YES      X             NO
      -------               ---------

Number of shares outstanding of the issuer's classes of common stock as of July 31, 1999:

                   CLASS                       NUMBER OF SHARES OUTSTANDING
   --------------------------------------      ----------------------------
   Common Stock, par value $.01 per share               12,602,397

                          LANDMARK SYSTEMS CORPORATION

                           QUARTER ENDED JUNE 30, 1999

                                      INDEX

                                                                                                         PAGE
   PART I.      FINANCIAL INFORMATION

   Item 1.      Financial Statements                                                                        3

                Condensed Consolidated Statements of Operations for the three and six months ended June 30, 1999 (restated and unaudited) and June 30, 1998 (restated
                and unaudited)                                                                              4

                Condensed Consolidated Balance Sheets as of June 30, 1999 (restated and unaudited)
                and December 31, 1998                                                                       5

                Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 1999 (restated and unaudited) and June 30, 1998 (restated and
                unaudited)                                                                                  6

                Notes to Condensed Consolidated Financial Statements (restated and unaudited)            7-10

   Item 2.      Management's Discussion and Analysis of Results of Operations and
                Financial Condition (restated)                                                          10-16

   Item 3.      Quantitative and Qualitative Disclosures About Market Risk                                 17

   PART II.     OTHER INFORMATION

   Item 1.      Legal Proceedings                                                                          17

   Item 2.      Changes in Securities and Use of Proceeds                                                  17

   Item 3.      Defaults Upon Senior Securities                                                            17

   Item 4.      Submission of Matters to a Vote of Security Holders                                     17-18

   Item 5.      Other Information                                                                          18

   Item 6.      Exhibits and Reports on Form 8-K                                                        18-19

   SIGNATURES......................................................................................        20

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     The condensed financial statements set forth below for the three and six-month periods ended June 30, 1999 and 1998 are restated and unaudited, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (see Note 1). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the three and six-month periods ended June 30, 1999 are not necessarily indicative of the results for the fiscal year.

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

                          LANDMARK SYSTEMS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (RESTATED AND UNAUDITED)

                                                      THREE MONTHS ENDED JUNE 30,                 SIX MONTHS ENDED JUNE 30,
                                                  ---------------------------------          ----------------------------------
                                                        1999              1998                     1999               1998
                                                  ---------------   ---------------          ---------------    ---------------
Revenues
  License revenues                                $     6,580,136   $     5,334,234          $    13,236,699    $     8,608,063
  Maintenance revenues                                  7,745,062         6,809,962               14,886,474         13,836,174
                                                  ---------------   ---------------          ---------------    ---------------
        Total revenues                                 14,325,198        12,144,196               28,123,173         22,444,237
                                                  ---------------   ---------------          ---------------    ---------------
Cost of revenues
  Cost of license revenues                                404,906           444,774                  681,115            781,299
  Cost of maintenance revenues                          1,114,545           903,842                2,224,464          1,820,368
  Amortization of distribution rights                     423,732           154,000                  847,232            307,998
                                                  ---------------   ---------------          ---------------    ---------------
        Total cost of revenues                          1,943,183         1,502,616                3,752,811          2,909,665
                                                  ---------------   ---------------          ---------------    ---------------
  Gross profit                                         12,382,015        10,641,580               24,370,362         19,534,572
                                                  ---------------   ---------------          ---------------    ---------------

Operating expenses
  Sales and marketing                                   4,955,620         4,195,701                9,567,586          7,669,308
  Product research and development                      4,171,043         3,946,198                8,333,674          7,545,717
  General and administrative                            1,453,397         1,397,436                2,895,265          2,537,076
                                                  ---------------   ---------------          ---------------    ---------------
        Total operating expenses                       10,580,060         9,539,335               20,796,525         17,752,101
                                                  ---------------   ---------------          ---------------    ---------------

Operating income                                        1,801,955         1,102,245                3,573,837          1,782,471

Interest and other income, net                            529,008           443,457                1,108,119            883,287
                                                  ---------------   ---------------          ---------------    ---------------

Income before taxes                                     2,330,963         1,545,702                4,681,956          2,665,758
   Provision for income taxes                             891,590           591,231                1,790,848          1,019,652
                                                  ---------------   ---------------          ---------------    ---------------

Net income                                        $     1,439,373   $       954,471          $     2,891,108    $     1,646,106
                                                  ===============   ===============          ===============    ===============

Earnings per share
   Basic                                          $          0.12   $          0.08          $          0.24    $          0.15
   Diluted                                        $          0.11   $          0.08          $          0.22    $          0.13

See accompanying notes to condensed consolidated financial statements.

                          LANDMARK SYSTEMS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   JUNE 30, 1999         DECEMBER 31, 1998
                                                                  ---------------        -----------------
                                                                  (RESTATED AND
                                                                    UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                                      $     27,145,131        $    28,322,234
  Accounts receivable, net of allowance for doubtful
     accounts of $1,113,000 and $1,323,000                             12,625,205             10,902,168
  Unbilled accounts receivable                                          6,916,292              5,728,250
  Other current assets                                                  2,628,214              2,498,564
                                                                 ----------------        ---------------
        Total current assets                                           49,314,842             47,451,216

Unbilled accounts receivable - noncurrent                               6,536,849              5,486,240
Fixed assets, net                                                       4,996,116              4,121,290
Capitalized software costs, net                                           171,815                257,722
Intangible assets, net                                                  5,171,937                616,000
Other assets                                                            1,409,718              1,374,427
                                                                 ----------------        ---------------
Total assets                                                     $     67,601,277        $    59,306,895
                                                                 ================        ===============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                          $      2,270,818        $     5,529,872
  Deferred revenue                                                     20,501,407             17,723,807
                                                                 ----------------        ---------------
        Total current liabilities                                      22,772,225             23,253,679

Deferred revenue - noncurrent                                          10,961,939              8,900,963
Other liabilities                                                         345,067                323,212
                                                                 ----------------        ---------------
Total liabilities                                                      34,079,231             32,477,854
                                                                 ----------------        ---------------

Stockholders' equity:
   Common stock, $0.01 par value, 30,000,000
      Shares authorized, 12,373,309 and
      11,782,585 issued and outstanding                                   123,733                117,826
   Additional paid-in capital                                          30,863,867             26,692,818
   Retained earnings (deficit)                                          2,772,562               (118,534)
   Accumulated other comprehensive income (loss)                         (238,116)               136,931
                                                                 ----------------        ---------------
Total stockholders' equity                                             33,522,046             26,829,041
                                                                 ----------------        ---------------
Total liabilities and stockholders' equity                       $     67,601,277        $    59,306,895
                                                                 ================        ===============

See accompanying notes to condensed consolidated financial statements.

                          LANDMARK SYSTEMS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (RESTATED AND UNAUDITED)

                                                                          SIX MONTHS ENDED JUNE 30,
                                                                 -----------------------------------------
                                                                       1999                     1998
                                                                 ----------------         ----------------
Cash flows from operating activities
     Net income                                                  $     2,891,108          $     1,646,106
     Adjustments to reconcile net income to net
       cash flows from operations:
     Depreciation and amortization                                     1,722,979                1,386,496
     Provision for deferred income taxes                                       -                 (407,936)
     Tax benefit for exercise of stock options                           925,787                  368,051
     Sale of unbilled accounts receivable                              5,567,551                        -
     Changes in working capital                                       (7,877,144)              (1,660,287)
                                                                 ----------------         ----------------
         Net cash provided by operating activities                     3,230,281                1,332,430
                                                                 ---------------          ---------------

Cash flows from investing activities
     Acquisition of distribution rights                               (4,367,744)                (210,529)
     Capital expenditures                                             (1,664,667)              (1,083,980)
                                                                 ---------------          ---------------
         Net cash used in investing activities                        (6,032,411)              (1,294,509)
                                                                 ---------------          ---------------

Cash flows from financing activities
     Principal payments on loans                                               -                 (264,450)
     Proceeds from sale of common stock                                1,861,169                  852,560
                                                                 ---------------          ---------------
         Net cash provided by financing activities                     1,861,169                  588,110
                                                                 ---------------          ---------------

Effect of exchange rate changes on cash                                 (236,142)                  (2,720)
                                                                 ---------------          ---------------
Net (decrease) increase in cash and
     cash equivalents                                                 (1,177,103)                 623,311
Cash and cash equivalents, beginning of period                        28,322,234               17,242,681
                                                                 ---------------          ---------------
Cash and cash equivalents, end of period                         $    27,145,131          $    17,865,992
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

     In late 1999 and early 2000, the Division of Corporation Finance of the Securities and Exchange Commission ("SEC") conducted a review of the Company's accounting policies. Concurrent with the SEC review, the Company concluded it should restate 1998 and 1999 interim results to reclassify a portion of previously reported license revenue to deferred maintenance revenue that will be recognized over the term of the related maintenance agreement. As a result, the aggregate deferred revenue will more closely approximate the estimated fair value of the Company's maintenance obligation to its customers. The Company believes this restatement demonstrates that recorded license revenues reflect "vendor specific objective evidence." The reclassification resulted in a net deferral of approximately $1,826,000, $(37,000) and $354,000 of revenues that had been previously recognized in 1998, in the current period and in the year to date periods of 1999, respectively. The financial statements contained herein reflect these adjustments. A summary of the impact of the restatements follows:

                                                       Three Months Ended                       Three Months Ended
                                                         June 30, 1999                            June 30, 1998
                                                         -------------                            -------------
                                              Previously                  As              Previously                  As
                                               Reported                Restated            Reported                Restated
                                               --------                --------            --------                --------
Results of Operations
---------------------
License revenues                              $  6,784,372            $  6,580,136        $  5,849,463           $  5,334,234
Maintenance revenues                             7,504,151               7,745,062           6,724,090              6,809,962
        Total revenues                          14,288,523              14,325,198          12,573,553             12,144,196

Income before taxes                              2,294,288               2,330,963           1,975,059              1,545,702
        Provision for income taxes                 877,562                 891,590             755,460                591,231
Net income                                       1,416,726               1,439,373           1,219,599                954,471
Diluted earnings per share                    $       0.11            $       0.12        $       0.11           $       0.08

                                                         June 30, 1999                          December 31, 1998
                                                         -------------                          -----------------
Financial Position
------------------
Total assets                                   $67,601,277             $67,601,277         $59,306,895            $59,306,895
Accounts payable and accrued expenses            3,093,765               2,270,818           6,217,441              5,529,872
Deferred revenue                                19,743,309              20,501,407          17,088,814             17,723,807
        Total current liabilities               22,837,074              22,772,225          23,306,255             23,253,679
Deferred revenue - noncurrent                    9,540,502              10,961,939           7,710,350              8,900,963
Stockholders' equity                            34,878,634              33,522,046          27,967,078             26,829,041

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

                                                          INCOME              SHARES        PER-SHARE
                                                        (NUMERATOR)      (DENOMINATOR)        AMOUNT
                                                        -----------      -------------        ------
                                                        (RESTATED)                          (RESTATED)
For the three months ended June 30, 1999
     Basic earnings per share                         $    1,439,373        12,322,047        $0.12
                                                                                              =====

     Effect of dilutive securities
         Stock options and warrants                                -           851,699
                                                      --------------      ------------
     Diluted earnings per share                       $    1,439,373        13,173,746        $0.11
                                                      ==============      ============        =====

For the three months ended June 30, 1998
     Basic earnings per share                         $      954,471        11,405,458        $0.08
                                                                                              =====

     Effect of dilutive securities
         Stock options and warrants                                -           789,457
                                                      --------------      ------------
     Diluted earnings per share                       $      954,471        12,194,915        $0.08
                                                      ==============      ============        =====


For the six months ended June 30, 1999
     Basic earnings per share                         $    2,891,108        12,119,670        $0.24
                                                                                              =====


     Effect of dilutive securities
         Stock options and warrants                                -           938,033
                                                      --------------      ------------
     Diluted earnings per share                       $    2,891,108        13,057,703        $0.22
                                                      ==============      ============        =====

For the six months ended June 30, 1998
     Basic earnings per share                         $    1,646,106        11,337,360        $0.15
                                                                                              =====

     Effect of dilutive securities
         Stock options and warrants                                -           891,955
                                                      --------------      ------------
     Diluted earnings per share                       $    1,646,106        12,229,315        $0.13
                                                      ==============      ============        =====

NOTE 4 - COMPREHENSIVE INCOME

      The Company's total comprehensive income is comprised of net income and other comprehensive income, which consists of foreign currency translation adjustments. Total comprehensive income for the three months ended June 30, 1999 and 1998 was $1,280,865 and $951,955, respectively. Total comprehensive income for the six months ended June 30, 1999 and 1998 was $2,516,056 and $1,643,382, respectively.

NOTE 5 - SEGMENT REPORTING

     The Company classifies its operations into one industry segment, software development and related services. The Company categorizes its products and services into two groups: mainframe and client/server. The Company's revenues by product group consist of the following:

                                     THREE MONTHS ENDED JUNE 30,                             SIX MONTHS ENDED JUNE 30,
                             -------------------------------------------            ------------------------------------------
                                   1999                       1998                       1999                        1998
                                (RESTATED)                  (RESTATED)                 (RESTATED)                 (RESTATED)
                             ---------------             ---------------            ---------------            ---------------
Mainframe                    $    11,969,365             $    10,464,579            $    22,768,785            $    19,374,508
Client/server                      2,355,833                   1,679,617                  5,354,388                  3,069,729
                             ---------------             ---------------            ---------------            ---------------
   Total revenues            $    14,325,198             $    12,144,196            $    28,123,173            $    22,444,237
                             ===============             ===============            ===============            ===============

     The Company sells its products outside the United States through its subsidiaries and international distributors. Revenues from international distributors are presented net of royalties retained by the distributors. The Company's revenues by country or geographic region are as follows:

                                      THREE MONTHS ENDED JUNE 30,                         SIX MONTHS ENDED JUNE 30,
                                      ---------------------------              -----------------------------------------------
                                   1999                         1998                 1999                         1998
                                (RESTATED)                   (RESTATED)           (RESTATED)                   (RESTATED)
                           -------------------------------------------------------------------------      --------------------
United States                 $    10,139,511              $     7,891,121      $    19,610,739              $    14,717,525
Germany                               895,873                    1,462,910            1,897,321                    2,187,984
United Kingdom                        242,301                      644,430            1,210,426                    1,208,253
The Netherlands                       514,631                      587,536            1,186,595                      973,069
Other European countries              520,228                      300,619              888,033                      697,335
Japan                                 663,157                      305,004            1,012,307                      765,021
Australia                             422,183                      462,740              792,593                      740,867
Other                                 927,314                      489,836            1,525,159                    1,154,183
                              ---------------              ---------------      ---------------              ---------------
      Total revenues          $    14,325,198              $    12,144,196      $    28,123,173              $    22,444,237
                              ===============              ===============      ===============              ===============

     The Company's long-lived assets, which consist of fixed assets, capitalized software and intangible assets, by country or geographic region are as follows:

                                                          JUNE 30,
                                                    1999             1998
                                             ----------------  --------------
        United States                        $     10,078,592  $    4,345,862
        Europe                                        196,480         174,000
        Other                                          64,796          58,869
                                             ----------------  --------------
            Total long-lived assets          $     10,339,868  $    4,578,731
                                             ================  ==============

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

     In April 1999, the Company established a subsidiary, Landmark Systems Singapore Pte Ltd. to act as a distributor of the Company's products in Singapore. In May 1999, the Company established a subsidiary, Landmark Systems France, SARL, to act as a distributor of the Company's client/server products in France. In June 1999, the Company acquired the distribution rights from its international distributor in the Scandinavian countries and established a subsidiary, Landmark Systems Nordic, AB, to act as a distributor of the Company's products in the Scandinavian countries. Under terms of the agreement to acquire the Scandinavian distribution rights, the Company will pay the former distributor a royalty through June 2003 ranging from 65% to 85% of revenue received from the licensing of certain products to, and the receipt of maintenance revenue attributed to those products from, the former distributor's customers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations

In late 1999 and early 2000, the Division of Corporation Finance of the Securities and Exchange Commission ("SEC") conducted a review of the Company's accounting policies. Concurrent with the SEC review, the Company concluded it should restate 1998 and 1999 interim results to reclassify a portion of previously reported license revenue to deferred maintenance revenue that will be recognized over the term of the related maintenance agreement. As a result, the aggregate deferred revenue will more closely approximate the estimated fair value of the Company's maintenance obligation to its customers. The Company believes this restatement demonstrates that recorded license revenues reflect "vendor specific objective evidence." The reclassification resulted in a net deferral of approximately $1.8 million, $(0.04) million and $0.4 million of revenues that had been previously recognized in 1998, in the current period and in the year to date periods of 1999, respectively. The financial statements contained herein reflect these adjustments.

     The following table sets forth the Company's Condensed Consolidated Statements of Operations expressed as percentages of total revenues for the periods indicated:

                                                THREE MONTHS ENDED JUNE 30,                     SIX MONTHS ENDED JUNE 30,
                                            ----------------------------------             ----------------------------------
                                               1999                    1998                   1999                    1998
                                            (RESTATED)              (RESTATED)             (RESTATED)              (RESTATED)
                                            ----------              ----------             ----------              ----------
Revenues
     License revenues                          45.9%                   43.9%                  47.1%                   38.4%
     Maintenance revenues                      54.1                    56.1                   52.9                    61.6
                                              -----                   -----                  -----                   -----
           Total revenues                     100.0                   100.0                  100.0                   100.0
                                              -----                   -----                  -----                   -----
Cost of revenues
     Cost of license revenues                   2.8                     3.7                    2.4                     3.5
     Cost of maintenance revenues               7.8                     7.4                    7.9                     8.1
     Amortization of distribution rights        3.0                     1.3                    3.0                     1.4
                                              -----                   -----                  -----                   -----
           Total cost of revenues              13.6                    12.4                   13.3                    13.0
                                              -----                   -----                  -----                   -----
Gross profit                                   86.4                    87.6                   86.7                    87.0
                                              -----                   -----                  -----                   -----
Operating expenses
     Sales and marketing                       34.6                    34.5                   34.0                    34.2
     Product research and development          29.2                    32.5                   29.6                    33.6
     General and administrative                10.1                    11.6                   10.3                    11.3
                                              -----                   -----                  -----                   -----
           Total operating expenses            73.9                    78.6                   73.9                    79.1

Operating income                               12.5                     9.0                   12.8                     7.9
     Net interest and other income              3.7                     3.7                    3.8                     4.0
                                              -----                   -----                  -----                   -----
Income before income taxes                     16.2                    12.7                   16.6                    11.9
     Provision for income taxes                (6.3)                   (4.8)                  (6.3)                   (4.6)
                                              -----                   -----                  -----                   -----

Net income                                      9.9%                    7.9%                  10.3%                    7.3%
                                              =====                   =====                  =====                   =====

     TOTAL REVENUES. Total revenues increased 18.0% from $12.1 million for the three months ended June 30, 1998, to $14.3 million for the three months ended June 30, 1999, and increased 25.3% from $22.4 million to $28.1 million for the six months ended June 30, 1998 and 1999, respectively. Revenues for the three-month period ended June 30, 1999 from mainframe products and services were $12.0 million, an increase of 14.4% from the same period in the prior year; revenues for the three-month period ended June 30, 1999 from client/server products and services were $2.4 million, an increase of 40.3% from the same period in the prior year. Revenues for the first six months of 1999 from mainframe products and services were $22.8 million, an increase of 17.5% from the same period in the prior year; revenues for the first six months of 1999 from client/server products and services were $5.4 million, an increase of 74.4% from the same period in the prior year. The increase in revenues from mainframe products and services was primarily due to new orders and to the increasing number of conversions of existing North American customers to new or modified license agreements, typically containing extended maintenance terms. The increase in client/server revenues was primarily due to increased product acceptance of the client/server products in North America.

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

     LICENSE REVENUES. License revenues increased 23.4% from $5.3 million for the three months ended June 30, 1998, to $6.6 million for the three months ended June 30, 1999, and increased 53.8% from $8.6 million to $13.2 million for the six months ended June 30, 1998 and 1999, respectively. The increases in license revenue are due to an increase in sales to new customers and conversions of existing North American customers to new or modified license agreements, partially offset by a decreases in international license revenue during the three months ended June 30, 1999 compared to the prior year period.

     MAINTENANCE REVENUES. Maintenance revenues increased 13.7% from $6.8 million for the three months ended June 30, 1998 to $7.7 million for the three months ended June 30, 1999, and increased 7.6% from $13.8 million to $14.9 million for the six months ended June 30, 1998 and 1999, respectively. Maintenance revenues were favorably impacted by the volume of prior year's license sales and the effects of increases in the Company's maintenance prices, partially offset by an increase in conversions of license agreements, which often include a higher discount on maintenance fees, and by a decrease in international maintenance revenues due to the strengthening of the US dollar against foreign currencies.

     TOTAL COST OF REVENUES. Total cost of revenues during the three months ended June 30, 1998 and 1999 were $1.5 million and $1.9 million, respectively, representing 12.4% and 13.6% of total revenues. Total cost of revenues during the six months ended June 30, 1998 and 1999 were $2.9 million and $3.8 million, respectively, representing 13.0% and 13.3% of total revenues. Based upon current customer service activities and the expected amounts of amortization of capitalized software costs and distribution rights, management believes the total cost of revenues will continue to be approximately 12% to 14% of total revenues throughout 1999, excluding the impact that acquisitions, if any, may have on cost of revenues.

     COST OF LICENSE REVENUES. Cost of license revenues includes amortization of capitalized software costs, product royalties, materials and packaging expenses. Costs of license revenues were $0.4 million for the three months ended June 30, 1998 and 1999, representing 8.3% and 6.2% of license revenues in such periods. Costs of license revenues were $0.8 and $0.7 million for the six months ended June 30, 1998 and 1999, respectively, representing 9.1% and 5.1% of license revenues in such periods.

     COST OF MAINTENANCE REVENUES. Cost of maintenance revenues consists of personnel and related costs for customer support and training. Costs of maintenance revenues were $0.9 million and $1.1 million for the three months ended June 30, 1998 and 1999, respectively, representing 13.3% and 14.4% of service revenues in such periods. Costs of maintenance revenues were $1.8 million and $2.2 million for the six months ended June 30, 1998 and 1999, respectively, representing 13.2% and 14.9% of service revenues in such periods. The increase in costs from 1998 to 1999 is primarily a result of increased personnel in professional services for client/server products and additional support personnel in the United Kingdom subsidiary.

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

     SALES AND MARKETING. Sales and marketing includes personnel and related costs for the Company's direct sales organization, marketing staff, consulting services, and promotional expenses. Sales and marketing expenses were $4.2 million and $5.0 million for the three months ended June 30, 1998 and 1999, respectively, representing 34.5% and 34.6% of total revenues in such periods. Sales and marketing expenses were $7.7 million and $9.6 million for the six months ended June 30, 1998 and 1999, respectively, representing 34.2% and 34.0% of total revenues in such periods. The increase in sales and marketing expenses is primarily due to an increase in personnel in the international direct sales organization and an increase in commission expenses to the Company's direct sales forces as a result of increased sales.

     PRODUCT RESEARCH AND DEVELOPMENT. Product research and development includes personnel and related costs for the Company's development staff. Product research and development expenses were $3.9 million and $4.2 million for the three months ended June 30, 1998 and 1999, respectively, representing 32.5% and 29.2% of total revenues in such periods. Product research and development expenses were $7.5 million and $8.3 million for the six months ended June 30, 1998 and 1999, respectively, representing 33.6% and 29.6% of total revenues in such periods. The increase in product research and development expenses from 1998 to 1999 reflects increased investments in both mainframe and client/server products.

     GENERAL AND ADMINISTRATIVE. General and administrative includes salaries and related costs of administration, finance and management personnel, as well as legal and accounting fees. General and administrative expenses were $1.4 million and $1.5 million for the three months ended June 30, 1998 and 1999, respectively, representing 11.5% and 10.1% of total revenues in such periods. General and administrative expenses were $2.5 million and $2.9 million for the six months ended June 30, 1998 and 1999, respectively, representing 11.3% and 10.3% of total revenues in such periods. The increase in general and administrative expenses from 1998 to 1999 is due to an increase in personnel in the Company's information systems department and costs associated with the relocation of the Company's headquarters which occurred in June 1999.

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


LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1999, the Company had cash and cash equivalents of $27.1 million and working capital of $26.5 million. During the six months ended June 30, 1999, net cash provided by operating and financing activities was $3.2 million and $1.9 million, respectively, while net cash used in investing activities was $6.0 million. The Company invests its cash in a money market fund. The Company had no debt as of June 30, 1999, other than normal trade payables and accrued liabilities. Stockholders' equity at June 30, 1999 was $33.5 million.

     In March 1999, the Company obtained a revolving line of credit in the amount of $10.0 million. The line of credit, which was granted on an unsecured basis, has a floating interest rate of LIBOR plus 1.35% and expires June 30, 2000. No advances have been made on the line of credit.

     The Company continues to finance its growth through funds generated from operations. For the six months ended June 30, 1999, cash flow from operations was $3.2 million. Beginning in December 1998 and continuing in 1999, the Company has sold unbilled accounts receivable, on a non-recourse basis, to augment its operating cash flows. In June 1999, the Company sold $2.6 million of unbilled accounts receivable; in March 1999, the Company sold $3.0 million of unbilled accounts receivable. These sales of the unbilled receivables resulted in an immaterial gain for the Company. In the future, the Company may sell additional unbilled accounts receivable from time to time depending on the Company's cash flow requirements and whether the terms are financially acceptable for the Company.

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


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES


            None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                         The Annual Meeting of the Stockholders was held on May
                    11, 1999 at the Company's then headquarters, 8000 Towers Crescent Drive, Vienna, Virginia.

                    1.        PROPOSAL ONE - Election of directors

                    NOMINEES:                                                    FOR         WITHHELD
                                                                             -----------    ----------
                    Patrick H. McGettigan                                     10,740,318      8,500
                    Katherine K. Clark                                        10,740,318      8,500
                    Ralph E. Alexander                                        10,740,318      8,500
                    Jeffrey H. Bergman                                        10,740,318      8,500
                    T. Eugene Blanchard                                       10,740,318      8,500
                    Patrick W. Gross                                          10,740,318      8,500
                    Sudhakar V. Shenoy                                        10,740,318      8,500

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

                     10.5 1994 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.5 forming a part of the Company's Quarterly Report on Form 10-Q/A for the period ended March 31, 1999 (File No. 0-23373) filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended.)

                     10.6 1996 Advisory Board and directors Stock Incentive Plan (incorporated by reference to Exhibit 10.6 forming a part of the Company's registration statement on Form S-1 (File No. 333-35629) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended.)

                     10.7 1998 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.7 forming a part of the Company's Quarterly Report on Form 10-Q/A for the period ended March 31, 1999 (File No. 0-23373) filed with the Securities and Exchange Commission under the Securities Act of 1934, as amended.)

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

                                 LANDMARK SYSTEMS CORPORATION

   Date:    March 30, 2000       By:  /s/ Katherine K. Clark
                                      ----------------------

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