Form 10-Q/A
period 1999-09-30
LANDMARK SYSTEMS CORP
filed 2000-03-30
CIK 854418

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


YES     X                  NO
     --------                  ---------

Number of shares outstanding of the issuer's classes of common stock as of November 1, 1999:

                   Class                       Number of Shares Outstanding
   --------------------------------------      ----------------------------
   Common Stock, par value $.01 per share               12,771,806

                          LANDMARK SYSTEMS CORPORATION

                        QUARTER ENDED SEPTEMBER 30, 1999

                                      INDEX

                                                                                                               PAGE
PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements                                                                                3

             Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 1999 (restated and unaudited) and
             September 30, 1998 (restated and unaudited)                                                         4

             Condensed Consolidated Balance Sheets as of September 30, 1999 (restated and unaudited)
             and December 31, 1998                                                                               5

             Condensed Consolidated Statements of Cash Flows for the nine months ended
             September 30, 1999 (restated and unaudited) and September 30, 1998 (restated and unaudited)         6

             Notes to Condensed Consolidated Financial Statements (restated and unaudited)                    7-10

Item 2.      Management's Discussion and Analysis of Results of Operations and Financial
             Condition (restated)                                                                            10-17

Item 3.      Quantitative and Qualitative Disclosures About Market Risk                                         18

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings                                                                                  18

Item 2.      Changes in Securities and Use of Proceeds                                                          18

Item 3.      Defaults Upon Senior Securities                                                                    18

Item 4.      Submission of Matters to a Vote of Security Holders                                                18

Item 5.      Other Information                                                                                  18

Item 6.      Exhibits and Reports on Form 8-K                                                                18-19

SIGNATURES                                                                                                      20

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

     The condensed consolidated financial statements set forth below for the three and nine-month periods ended September 30, 1999 and 1998 are restated and unaudited, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (see Note 1). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. Management believes these financial statements present fairly the financial position, results of operations and cash flows for the periods presented. The results for the three and nine-month periods ended September 30, 1999 are not necessarily indicative of the results for the fiscal year.

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

                          LANDMARK SYSTEMS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (RESTATED AND UNAUDITED)

                                                THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                                              -----------------------------------     ----------------------------------
                                                    1999                1998                1999               1998
                                              ---------------     ---------------     ---------------    ---------------
Revenues
    License revenues                          $     5,606,778     $     5,380,650     $    18,843,477    $    13,988,713
    Maintenance revenues                            7,394,495           6,988,378          22,280,969         20,824,552
                                              ---------------     ---------------     ---------------    ---------------
        Total revenues                             13,001,273          12,369,028          41,124,446         34,813,265
                                              ---------------     ---------------     ---------------    ---------------
Cost of revenues
    Cost of license revenues                          356,600             111,947           1,037,715            893,246
    Cost of maintenance revenues                    1,168,089             878,036           3,392,552          2,698,404
    Amortization of distribution rights               424,197             153,999           1,271,429            461,997
                                              ---------------     ---------------     ---------------    ---------------
        Total cost of revenues                      1,948,886           1,143,982           5,701,696          4,053,647
                                              ---------------     ---------------     ---------------    ---------------
    Gross profit                                   11,052,387          11,225,046          35,422,750         30,759,618
                                              ---------------     ---------------     ---------------    ---------------

Operating expenses
    Sales and marketing                             5,355,794           3,954,518          14,923,380         11,623,826
    Product research and development                4,168,596           3,950,492          12,502,270         11,496,209
    General and administrative                      1,503,313           1,489,700           4,398,578          4,026,776
                                              ---------------     ---------------     ---------------    ---------------
        Total operating expenses                   11,027,703           9,394,710          31,824,228         27,146,811
                                              ---------------     ---------------     ---------------    ---------------

Operating income                                       24,684           1,830,336           3,598,522          3,612,807

Interest and other income, net                        461,670             474,340           1,569,789          1,357,627
                                              ---------------     ---------------     ---------------    ---------------

Income before taxes                                   486,354           2,304,676           5,168,311          4,970,434
    Provision for income taxes                        186,027             881,538           1,976,875          1,901,190
                                              ---------------     ---------------     ---------------    ---------------

Net income                                    $       300,327     $     1,423,138     $     3,191,436    $     3,069,244
                                              ===============     ===============     ===============    ===============

Earnings per share

    Basic                                     $          0.02     $          0.12     $          0.26    $          0.27
    Diluted                                   $          0.02     $          0.11     $          0.24    $          0.25

See accompanying notes to condensed consolidated financial statements.

                          LANDMARK SYSTEMS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     SEPTEMBER 30, 1999          DECEMBER 31, 1998
                                                                  ------------------------       -----------------
                                                                  (RESTATED AND UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents                                          $    30,449,871            $    28,322,234
    Accounts receivable, net of allowance for doubtful
        accounts of $1,011,000 and $1,323,000                               10,395,528                 10,902,168
    Unbilled accounts receivable                                             6,133,399                  5,728,250
    Other current assets                                                     3,706,667                  2,498,564
                                                                       ---------------            ---------------
        Total current assets                                                50,685,465                 47,451,216

Unbilled accounts receivable - noncurrent                                    7,125,371                  5,486,240
Fixed assets, net                                                            5,194,347                  4,121,290
Capitalized software costs, net                                                249,467                    257,722
Intangible assets, net                                                       4,747,731                    616,000
Other assets                                                                 1,396,948                  1,374,427
                                                                       ---------------            ---------------
Total assets                                                           $    69,399,329            $    59,306,895
                                                                       ===============            ===============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses                              $     2,576,119            $     5,529,872
    Deferred revenue                                                        18,617,447                 17,723,807
                                                                       ---------------            ---------------
        Total current liabilities                                           21,193,566                 23,253,679

Deferred revenue - noncurrent                                               11,888,972                  8,900,963
Other liabilities                                                              281,676                    323,212
                                                                       ---------------            ---------------
Total liabilities                                                           33,364,214                 32,477,854
                                                                       ---------------            ---------------

Stockholders' equity:
    Common stock, $0.01 par value, 30,000,000
        Shares authorized, 12,759,995 and
        11,782,585 issued and outstanding                                      127,600                    117,826
    Additional paid-in capital                                              32,923,902                 26,692,818
    Retained earnings (deficit)                                              3,072,890                   (118,534)
    Accumulated other comprehensive income (loss)                              (89,277)                   136,931
                                                                       ---------------            ---------------
Total stockholders' equity                                                  36,035,115                 26,829,041
                                                                       ---------------            ---------------
Total liabilities and stockholders' equity                             $    69,399,329            $    59,306,895
                                                                       ===============            ===============

See accompanying notes to condensed consolidated financial statements.

                          LANDMARK SYSTEMS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (RESTATED AND UNAUDITED)

                                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                                    ---------------------------------------------
                                                                         1999                         1998
                                                                    ----------------             ----------------
Cash flows from operating activities
    Net income                                                      $     3,191,436              $     3,069,244
    Adjustments to reconcile net income to net
     cash flows from operations:
    Depreciation and amortization                                         2,497,842                    1,907,793
    Provision for deferred income taxes                                           -                     (538,411)
    Tax benefit from the exercise of stock options                        1,422,511                      701,759
    Sale of unbilled accounts receivable                                  7,063,764                            -
    Changes in working capital                                           (8,552,319)                  (1,299,213)
                                                                    ---------------              ---------------
       Net cash provided by operating activities                          5,623,234                    3,841,172
                                                                    ---------------              ---------------

Cash flows from investing activities
    Acquisition of distribution rights                                   (4,496,842)                    (395,385)
    Capital expenditures                                                 (2,291,218)                  (1,535,389)
                                                                    ---------------              ---------------
       Net cash used in investing activities                             (6,788,060)                  (1,930,774)
                                                                    ---------------              ---------------

Cash flows from financing activities
    Principal payments on loans                                                   -                     (401,126)
    Proceeds from sale of common stock                                    3,428,348                    1,670,704
                                                                    ---------------              ---------------
       Net cash provided by financing activities                          3,428,348                    1,269,578


Effect of exchange rate changes on cash                                    (135,885)                      38,979
                                                                    ---------------              ---------------
Net increase in cash and cash equivalents                                 2,127,637                    3,218,955
Cash and cash equivalents, beginning of period                           28,322,234                   17,242,681
                                                                    ---------------              ---------------
Cash and cash equivalents, end of period                            $    30,449,871              $    20,461,636
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

     In late 1999 and early 2000, the Division of Corporation Finance of the Securities and Exchange Commission ("SEC") conducted a review of the Company's accounting policies. Concurrent with the SEC review, the Company concluded it should restate 1998 and 1999 interim results to reclassify a portion of previously reported license revenue to deferred maintenance revenue that will be recognized over the term of the related maintenance agreement. As a result, the aggregate deferred revenue will more closely approximate the estimated fair value of the Company's maintenance obligation to its customers. The Company believes this restatement demonstrates that recorded license revenues reflect "vendor specific objective evidence." The reclassification resulted in a net deferral of approximately $1,826,000, $99,000 and $453,000 of revenues that had been previously recognized in 1998, in the current period and in the year to date periods of 1999, respectively. The financial statements contained herein reflect these adjustments. A summary of the impact of the restatements follows:

                                                     Three Months Ended                     Three Months Ended
                                                     September 30, 1999                     September 30, 1998
                                                     ------------------                     ------------------
                                            Previously                 As           Previously                 As
                                             Reported               Restated         Reported               Restated
                                             --------               --------         --------               --------
Results of Operations
---------------------
License revenues                             $  5,961,339           $  5,606,778     $  5,912,209           $  5,380,650
Maintenance revenues                            7,139,165              7,394,495        6,899,785              6,988,378
        Total revenues                         13,100,504             13,001,273       12,811,994             12,369,028

Income before taxes                               585,585                486,354        2,747,642              2,304,676
        Provision for income taxes                223,983                186,027        1,050,972                881,538
Net income                                        361,602                300,327        1,696,670              1,423,138
Diluted earnings per share                   $       0.03           $       0.02     $       0.14           $       0.11

                                                      September 30, 1999                      December 31, 1998
                                                      ------------------                      -----------------
Financial Position
------------------
Total assets                                  $69,399,329            $69,399,329      $59,306,895            $59,306,895
Accounts payable and accrued expenses           3,437,022              2,576,119        6,217,441              5,529,872
Deferred revenue                               17,824,834             18,617,447       17,088,814             17,723,807
        Total current liabilities              21,261,856             21,193,566       23,306,255             23,253,679
Deferred revenue - noncurrent                  10,402,819             11,888,972        7,710,350              8,900,963
Stockholders' equity                           37,452,978             36,035,115       27,967,078             26,829,041

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

                                                                 INCOME             SHARES          PER-SHARE
                                                              (NUMERATOR)        (DENOMINATOR)        AMOUNT
                                                               (RESTATED)                           (RESTATED)
                                                               ----------        -------------      ----------
For the three months ended September 30, 1999
    Basic earnings per share                                 $      300,327        12,601,102         $0.02
                                                                                                      =====

    Effect of dilutive securities
       Stock options and warrants                                         -           584,572
                                                             --------------      ------------
    Diluted earnings per share                               $      300,327        13,185,674         $0.02
                                                             ==============      ============         =====


For the three months ended September 30, 1998
    Basic earnings per share                                 $    1,423,138        11,566,262         $0.12
                                                                                                      =====
    Effect of dilutive securities
       Stock options and warrants                                         -           859,198
                                                             --------------      ------------
    Diluted earnings per share                               $    1,423,138        12,425,460         $0.11
                                                             ==============      ============         =====

For the nine months ended September 30, 1999
    Basic earnings per share                                 $    3,191,436        12,286,879         $0.26
                                                                                                      =====

    Effect of dilutive securities
       Stock options and warrants                                         -           820,212
                                                             --------------      ------------
    Diluted earnings per share                               $    3,191,436        13,107,091         $0.24
                                                             ==============      ============         =====

For the nine months ended September 30, 1998
    Basic earnings per share                                 $    3,069,244        11,417,763         $0.27
                                                                                                      =====

    Effect of dilutive securities
       Stock options and warrants                                         -           881,037
                                                             --------------      ------------
    Diluted earnings per share                               $    3,069,244        12,298,800         $0.25
                                                             ==============      ============         =====

NOTE 4 - COMPREHENSIVE INCOME

     The Company's total comprehensive income is comprised of net income and other comprehensive income, which consists of foreign currency translation adjustments. Total comprehensive income for the three months ended September 30, 1999 and 1998 was $449,166 and $1,464,855, respectively. Total comprehensive income for the nine months ended September 30, 1999 and 1998 was $2,965,227 and $3,108,244, respectively.

NOTE 5 - SEGMENT REPORTING

     The Company classifies its operations into one industry segment, software development and related services. The Company categorizes its products and services into two groups: mainframe and client/server. The Company's revenues by product group consist of the following:

                                  THREE MONTHS ENDED SEPTEMBER 30,                     NINE MONTHS ENDED SEPTEMBER 30,
                            --------------------------------------------        -------------------------------------------
                                  1999                         1998                   1999                        1998
                               (RESTATED)                   (RESTATED)             (RESTATED)                  (RESTATED)
                            ---------------              ---------------        ---------------             ---------------
   Mainframe                $    10,977,996              $    10,606,880        $    33,746,781             $    29,981,388
   Client/server                  2,023,277                    1,762,148              7,377,665                   4,831,877
                            ---------------              ---------------        ---------------             ---------------
      Total revenues        $    13,001,273              $    12,369,028        $    41,124,446             $    34,813,265
                            ===============              ===============        ===============             ===============

     The Company sells its products outside the United States through its subsidiaries and international distributors. Revenues from international distributors are presented net of royalties retained by the distributors. The Company's revenues by country or geographic region are as follows:

                                    THREE MONTHS ENDED SEPTEMBER 30,                 NINE MONTHS ENDED SEPTEMBER 30,
                              --------------------------------------------    --------------------------------------------
                                    1999                         1998               1999                         1998
                                 (RESTATED)                   (RESTATED)         (RESTATED)                   (RESTATED)
                              ---------------              ---------------    ---------------              ---------------
 United States                $     8,815,014              $     8,234,223    $    28,425,753              $    22,956,397
 Germany                              835,790                      847,953          2,733,111                    3,035,935
 United Kingdom                       710,406                      602,080          1,920,832                    1,809,077
 The Netherlands                      294,821                      473,088          1,481,416                    1,446,157
 Other European countries             472,954                      556,046          1,360,987                    1,252,544
 Japan                                511,857                      545,972          1,524,164                    1,309,775
 Australia                            626,911                      385,048          1,419,504                    1,125,915
 Other                                733,520                      724,618          2,258,679                    1,877,465
                              ---------------              ---------------    ---------------              ---------------
     Total revenues           $    13,001,273              $    12,369,028    $    41,124,446              $    34,813,265
                              ===============              ===============    ===============              ===============

     The Company's long-lived assets, which consist of fixed assets, capitalized software and intangible assets, by country or geographic region are as follows:

                                                         SEPTEMBER 30,
                                            -------------------------------------
                                                  1999                  1998
                                            ----------------       --------------
    United States                           $      9,891,191       $    4,761,699
    Europe                                           244,199              179,449
    Other                                             56,155               53,864
                                            ----------------       --------------
       Total long-lived assets              $     10,191,545       $    4,995,012
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations

In late 1999 and early 2000, the Division of Corporation Finance of the Securities and Exchange Commission ("SEC") conducted a review of the Company's accounting policies. Concurrent with the SEC review, the Company concluded it should restate 1998 and 1999 interim results to reclassify a portion of previously reported license revenue to deferred maintenance revenue that will be recognized over the term of the related maintenance agreement. As a result, the aggregate deferred revenue will more closely approximate the estimated fair value of the Company's maintenance obligation to its customers. The Company believes this restatement demonstrates that recorded license revenues reflect "vendor specific objective evidence." The reclassification resulted in a net deferral of approximately $1.8 million, $0.1 million and $0.5 million of revenues that had been previously recognized in 1998, in the current period and in the year to date periods of 1999, respectively. The financial statements contained herein reflect these adjustments.

     The following table sets forth the Company's Condensed Consolidated Statements of Operations expressed as percentages of total revenues for the periods indicated:


                                               THREE MONTHS ENDED SEPTEMBER 30,             NINE MONTHS ENDED SEPTEMBER 30,
                                            -------------------------------------       -------------------------------------
                                               1999                       1998             1999                       1998
                                            (RESTATED)                 (RESTATED)       (RESTATED)                 (RESTATED)
                                            ----------                 ----------       ----------                 ----------
Revenues
    License revenues                           43.1%                      43.5%            45.8%                      40.2%
    Maintenance revenues                       56.9                       56.5             54.2                       59.8
                                              -----                      -----            -----                      -----
        Total revenues                        100.0                      100.0            100.0                      100.0
                                              -----                      -----            -----                      -----
Cost of revenues
    Cost of license revenues                    2.7                        0.9              2.5                        2.6
    Cost of maintenance revenues                9.0                        7.1              8.3                        7.7
    Amortization of distribution rights         3.3                        1.2              3.1                        1.3
                                              -----                      -----            -----                      -----
        Total cost of revenues                 15.0                        9.2             13.9                       11.6
                                              -----                      -----            -----                      -----
Gross profit                                   85.0                       90.8             86.1                       88.4
                                              -----                      -----            -----                      -----
Operating expenses
    Sales and marketing                        41.1                       32.0             36.3                       33.4
    Product research and development           32.1                       31.9             30.4                       33.0
    General and administrative                 11.6                       12.1             10.7                       11.6
                                              -----                      -----            -----                      -----
        Total operating expenses               84.8                       76.0             77.4                       78.0

Operating income                                0.2                       14.8              8.7                       10.4
    Net interest and other income               3.5                        3.8              3.9                        3.9
                                              -----                      -----            -----                      -----
Income before income taxes                      3.7                       18.6             12.6                       14.3
    Provision for income taxes                 (1.4)                      (7.1)            (4.8)                      (5.5)
                                              -----                      -----            -----                      -----
Net income                                      2.3%                      11.5%             7.8%                       8.8%
                                              =====                      =====            =====                      =====

     TOTAL REVENUES. Total revenues increased 5.1% from $12.4 million for the three months ended September 30, 1998, to $13.0 million for the three months ended September 30, 1999, and increased 18.1% from $34.8 million to $41.1 million for the nine months ended September 30, 1998 and 1999, respectively. Revenues for the three-month period ended September 30, 1999 from mainframe products and services were $11.0 million, an increase of 3.5% from the same period in the prior year; revenues for the three-month period ended September 30, 1999 from client/server products and services were $2.0 million, an increase of 14.8% from the same period in the prior year.

     Revenues for the first nine months of 1999 from mainframe products and services were $33.7 million, an increase of 12.6% from the same period in the prior year; revenues for the first nine months of 1999 from client/server products and services were $7.4 million, an increase of 52.7% from the same period in the prior year. Revenues for the three-months ended September 30, 1999 from mainframe products and services remained relatively level from the prior year period and decreased 8.3% from the three months ended June 30, 1999. During the three months ended September 30, 1999, the Company experienced a slowdown in sales due to the lengthening of the sales cycle (this lengthening of the sales cycle may be attributable to certain Year 2000 issues, as described below, and to the greater time required to consummate more complex and higher dollar transactions). In an effort to shorten the sales cycle and improve its order close rate, the Company introduced a more focused direct sales approach in October 1999. The Company intends to monitor the results of this sales approach to determine its impact on the sales cycle and order close rate; however, the lengthening of the sales cycle due to Year 2000 issues may continue through at least the first quarter of 2000.

     LICENSE REVENUES. License revenues increased 4.2% from $5.4 million for the three months ended September 30, 1998, to $5.6 million for the three months ended September 30, 1999, and increased 34.7% from $14.0 million to $18.8 million for the nine months ended September 30, 1998 and 1999, respectively. The slight increase in license revenue for the three months ended September 30, 1999 is due to a 7.1% increase in license revenues in North America, offset by a 5.0% decrease in international license revenues. The increases in license revenue for the nine months ended September 30, 1999 are primarily due to an increase in sales to new customers and conversions of existing North American customers to new or modified license agreements.

     MAINTENANCE REVENUES. Maintenance revenues increased 5.8% from $7.0 million for the three months ended September 30, 1998 to $7.4 million for the three months ended September 30, 1999, and increased 7.0% from $20.8 million to $22.3 million for the nine months ended September 30, 1998 and 1999, respectively. Maintenance revenues were favorably impacted by the volume of prior year's license sales and the effects of increases in the Company's maintenance prices, partially offset by an increase in conversions of license agreements, which often include a higher discount on maintenance fees.

     TOTAL COST OF REVENUES. Total cost of revenues during the three months ended September 30, 1998 and 1999 were $1.1 million and $1.9 million, respectively, representing 9.2% and 15.0% of total revenues. Total cost of revenues during the nine months ended September 30, 1998 and 1999 were $4.1 million and $5.7 million, respectively, representing 11.6% and 13.9% of total revenues. The increase in cost of revenues is primarily due to an increase in amortization of software development costs during the third quarter.

     COST OF LICENSE REVENUES. Cost of license revenues includes amortization of capitalized software costs, product royalties, materials and packaging expenses. Costs of license revenues were $0.1 and $0.4 million for the three months ended September 30, 1998 and 1999, respectively, representing 2.1% and 6.4% of license revenues in such periods. Costs of license revenues were $0.9 million and $1.0 million for the nine months ended September 30, 1998 and 1999, respectively, representing 6.4% and 5.5% of license revenues in such periods.

     COST OF MAINTENANCE REVENUES. Cost of maintenance revenues consists of personnel and related costs for customer support and training. Costs of maintenance revenues were $0.9 million and $1.2 million for the three months ended September 30, 1998 and 1999, respectively, representing 12.6% and 15.8% of service revenues in such periods. Costs of maintenance revenues were $2.7 million and $3.4 million for the nine months ended September 30, 1998 and 1999, respectively, representing 13.0% and 15.2% of service revenues in such periods. The increase in costs from 1998 to 1999 is primarily a result of increased professional service personnel for client/server products and additional support personnel in the Company's European subsidiaries.

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

     SALES AND MARKETING. Sales and marketing includes personnel and related costs for the Company's direct sales organization, marketing staff, consulting services, and promotional expenses. Sales and marketing expenses were $4.0 million and $5.4 million for the three months ended September 30, 1998 and 1999, respectively, representing 32.0% and 41.1% of total revenues in such periods. Sales and marketing expenses were $11.6 million and $14.9 million for the nine months ended September 30, 1998 and 1999, respectively, representing 33.4% and 36.3% of total revenues in such periods. The increase in sales and marketing expenses is primarily due to an increase in personnel in the international direct sales organization, the increase in marketing activities and an increase in commission expenses to the Company's direct sales forces as a result of increased sales.

     PRODUCT RESEARCH AND DEVELOPMENT. Product research and development includes personnel and related costs for the Company's development staff. Product research and development expenses were $4.0 million and $4.2 million for the three months ended September 30, 1998 and 1999, respectively, representing 31.9% and 32.1% of total revenues in such periods. Product research and development expenses were $11.5 million and $12.5 million for the nine months ended September 30, 1998 and 1999, respectively, representing 33.0% and 30.4% of total revenues in such periods. The increase in product research and development expenses from 1998 to 1999 reflects increased investments in both mainframe and client/server products.

     GENERAL AND ADMINISTRATIVE. General and administrative includes salaries and related costs of administration, finance and management personnel, as well as legal and accounting fees. General and administrative expenses were $1.5 million for the three months ended September 30, 1998 and 1999, representing 12.1% and 11.6% of total revenues in such periods. General and administrative expenses were $4.0 million and $4.4 million for the nine months ended September 30, 1998 and 1999, respectively, representing 11.6% and 10.7% of total revenues in such periods. The increase in general and administrative expenses from 1998 to 1999 is due to an increase in personnel in the Company's information systems department and costs associated with the relocation of the Company's headquarters which occurred in June 1999.

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


LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1999, the Company had cash and cash equivalents of $30.4 million and working capital of $29.5 million. During the nine months ended September 30, 1999, net cash provided by operating and financing activities was $5.6 million and $3.4 million, respectively, while net cash used in investing activities was $6.8 million. The Company invests its cash in a money market fund. The Company had no debt as of September 30, 1999, other than normal trade payables and accrued liabilities. Stockholders' equity at September 30, 1999 was $36.0 million.

     In March 1999, the Company obtained a revolving line of credit in the amount of $10.0 million. The line of credit, which was granted on an unsecured basis, has a floating interest rate of LIBOR plus 1.35% and expires June 30, 2000. No advances have been made on the line of credit.

     The Company continues to finance its growth through funds generated from operations. For the nine months ended September 30, 1999, cash flow from operations was $5.6 million. Beginning in December 1998 and continuing in 1999, the Company has sold unbilled accounts receivable, on a non-recourse basis, to augment its operating cash flows. In September 1999, the Company sold $1.5 million of unbilled accounts receivable; in June and March 1999, the Company sold $2.6 million and $3.0 million, respectively, of unbilled accounts receivable. These sales of the unbilled receivables resulted in an immaterial gain for the Company. In the future, the Company may sell additional unbilled accounts receivable from time to time depending on the Company's cash flow requirements and whether the terms are financially acceptable to the Company.

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