Form 10-K
period 1999-12-31
LANDMARK SYSTEMS CORP
filed 2000-03-30
CIK 854418

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

                         Commission File Number 0-23373

                          LANDMARK SYSTEMS CORPORATION
             (Exact name of Registrant as specified in its charter)

                     VIRGINIA                       54-1221302
                (State or other jurisdiction of      (I.R.S. Employer
               incorporation or organization)        Identification No.)

             12700 Sunrise Valley Drive, Reston, Virginia       20191-5804
               (Address of principal executive offices)       (Zip Code)

        Registrant's telephone number, including area code: 703-464-1300

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                               Title of each class
                               -------------------
                     Common Stock, par value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of registrant's voting stock held by non-affiliates as of March 3, 2000, was $42,533,159 based on a market price of $ 6.375 per share.

The number of shares of the registrant's Common Stock outstanding as of March 3, 2000 was 12,909,901 shares.

The following document is hereby incorporated by reference into this Form 10-K:

Portions of the Registrant's 2000 Proxy Statement to be filed with the Securities and Exchange Commission (Part III).

Some of the statements in this Annual Report on Form 10-K are "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995 and are related to anticipated future operating results. Specifically, the following may be impeded by events that have not been presently anticipated: the timing of the release of new products, the sale of unbilled accounts receivable, the upgrade of the Company's development environments, the Company's ability to sell or issue equity or debt securities or to enter into credit facilities on acceptable terms, the Company's ability to make its acquisitions accretive, the success of the Company's more focused sales approach and the Company's ability to increase license revenues, maintain the level of maintenance renewal rates and limit cost of sales, and the ability of existing and planned hardware and software systems to accommodate transition to the Euro without material effect on results of operations or financial condition. Forward-looking statements are based on management's current expectations and assumptions, which may be affected by a number of factors, including, without limitation, a lengthening of the sales cycle possibly attributable to Year 2000 issues and/or other timing issues, competitive product introductions, price competition, the Company's ability to consummate license transactions as anticipated, any failure or delay in the Company's ability to develop and introduce new products, seasonal factors affecting the Company's sales, the Company's ability to attract and retain qualified technical, sales, managerial and other key personnel, the Company's ability to manage expenses effectively, the recent introduction and subsequent fluctuations in value of the Euro currency, the "Year 2000" software and systems issue, and other factors. Therefore, there can be no assurance that actual future results will not differ materially from anticipated results.

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

Landmark Systems Corporation ("Landmark" or the "Company") is a leading provider of performance management software products which measure, analyze, report and predict performance for both mainframe and client/server computing environments. Landmark's PerformanceWorks(R) product family is distinct in its ability to monitor the key components of a computing environment, provide early warning of potential system problems and enable effective planning for changes in the computing environment. The Company believes these capabilities improve user productivity, reduce computing costs, increase system availability and optimize use of system resources. Landmark's products provide performance management capabilities for many leading hardware platforms; certain operating systems from DEC, Hewlett-Packard, IBM, Microsoft, NCR and Sun; certain databases consisting of DB2, Oracle, SQL Server and Sybase products; and certain vendor applications such as IBM's CICS and MQSeries, as well as proprietary customer applications. Each of Landmark's products has been developed to work with different configurations of system components from multiple vendors while providing comparable functionality across each platform. As of December 31, 1999, Landmark had licensed over 21,200 copies of its products and has approximately 3,600 active customers worldwide.

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

Through its maintenance and support program, Landmark offers its customers extensive technical support, including telephone consultation, product maintenance and product upgrades. Landmark also provides its customers with consulting and training services. Historically, 85 to 90% of Landmark's customers have renewed their support and maintenance arrangements with the Company.

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

     NETWORK SERVICES. The network services component provides a registry and look-up service that allows transmission of real-time, recent-past and historical performance data from where it is collected to where it is used. Since the architecture of a distributed computing environment frequently changes with the addition or deletion of servers, applications and users, the registry is designed to automatically communicate changes in system configuration.


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

                 LANDMARK'S FAMILY OF PERFORMANCEWORKS PRODUCTS


                                                 MVS                        VSE                   UNIX           WINDOWS NT
                                                 ---                  ------------           ------------        -------------
               Core Performance                  MVS                  VSE                    HP-UX               Windows NT
               Monitor

                                                 CICS/MVS             CICS/VSE               IBM/AIX             SQL Server
                                                 CICS/ESA             VM Contention          SUN/OS
                                                 VTAM                 Monitor                NCR
                                                 DB2                                         Sun Solaris
                                                 SQL/Capture                                 Oracle
                                                 MQSeries                                    Sybase
                                                 IMS/DBCTL

               Applications Response             SmartWatch           SmartWatch             SmartWatch          SmartWatch
               Monitor
                                                 MQControl            MQControl              MQControl           MQControl
                                                                                             WebWatcher          WebWatcher

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
                                                 NaviPlex

               Integrated Interfaces             SNMP                                        SNMP                SNMP
                                                 NMVT                                        ODBC                ODBC
                                                 Vendor
                                                 API's

               Disk Space Management             RTD


The Company derived 82.2%, 85.0% and 87.0% of its total revenues from mainframe products and services in 1999, 1998 and 1997, respectively. For additional information regarding the Company's financial performance by product group, see
Note 7 - Segment Information in the Company's Notes to Consolidated Financial Statements contained elsewhere in this Form 10-K.

PERFORMANCEWORKS FOR MVS. PerformanceWorks for MVS is Landmark's integrated set of performance management tools for use in the MVS environment and consists of The Monitor for CICS, The Monitor for DB2, The Monitor for MVS, The Monitor for VTAM, The Monitor for MQSeries, The Monitor for IMS/DBCTL, NaviGraph and NaviPlex. Landmark's family of MVS products provides a complete solution for optimizing and monitoring environments running the MVS operating system.

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

PerformanceWorks 3.0 for UNIX and Windows NT environments advances the Company's UNIX and NT performance management capabilities and offers a scalable, integrated end-to-end view of client/server performance management, including "what if " analyses.

SmartWatch is a product that allows the measurement of application availability and end-to-end response time on a user's Windows 95/98/NT desktop. Measurement takes place, regardless of whether the application is developed in-house or purchased off-the-shelf. The U.S. Patent and Trademark office issued a patent for Landmark's SmartWatch technology in 1999.

PERFORMANCEWORKS WEBWATCHER. In the fourth quarter of 1999, in response to the growing demand for management of the entire e-business enterprise, the Company announced a new e-business initiative. PerformanceWorks WebWatcher manages end-user experiences, Web servers and databases. WebWatcher is a customer-centric performance management solution that provides visibility and control of critical e-business applications. Using patent-pending technology, WebWatcher monitors the performance of Web-based users and Web servers to give an integrated view of Web application performance.

WebWatcher provides the detailed information required to determine the general health of Web-based applications. What makes WebWatcher unique is that it monitors end-user performance, not the performance of synthetic transactions (which can place an undue burden on Web sites and skew results). WebWatcher collects data about the performance of standard and user-defined transactions including times for Web pages to load, where users go and response times for specific transactions.

REAL TIME DEFRAG. In June of 1999 the Company announced a marketing partnership with INTERCHIP Unternehmensberatung GmbH in which the Company licensed and resells INTERCHIP's Real-Time Defrag (RTD) product through many of its worldwide sales channels. RTD allows IT managers to optimize system disk space 24 hours-a-day without affecting production applications and online operations. RTD maximizes disk space automatically and continuously, requiring no human intervention, while preventing system and application downtime, rendering faster data processing, and assuring the best system conditions for accessing files.

CUSTOMERS AND SERVICES

The Company's customers consist of organizations across a wide variety of industries that are developing or have deployed business-critical applications in complex, multi-user environments.

Landmark offers its customers a maintenance and support program which provides telephone consultation, product maintenance and product upgrades. Customers can communicate with Landmark technical support representatives 24 hours-per-day, 7 days-per-week. In addition, Landmark provides its customers and distributors access to on-line maintenance information through an Internet-based application. Landmark's maintenance and support program entitles participants to product enhancements, support for new releases and upgrades as well as maintenance information. Historically, 85 to 90% of Landmark's customers have renewed their maintenance and support arrangements with the Company.

Landmark's Professional Services organization offers consulting services to users of its products. These consulting services are designed to support the effective deployment and implementation of Landmark's products by assisting in the location of appropriate components on which to run Landmark's software, identifying which performance metrics to monitor, establishing rules concerning how to aggregate, retain and store data, and customizing the presentation of reports generated from the collected information. The demand for these consulting services has grown as business-critical applications are increasingly deployed in complex, heterogeneous computing environments. The Professional Services organization offers a variety of training programs to assist customers in implementing Landmark's performance management tools, including a number of standard programs and custom presentations to fulfill specific requests. Training courses are held at Landmark's Reston, Virginia training center as well as on-site at customers' facilities.

SALES AND MARKETING

Landmark markets its products and services through its North American and international sales organizations. The North American direct sales force, which covers the United States and Canada, consists of field sales representatives, mainframe and client/server system engineers and telesales personnel. Additionally, a telesales force increases the productivity of the field sales representatives by undertaking a variety of support activities. These include generating and following up on leads, handling and closing smaller transactions, maintaining a current database of existing and potential customers and providing general assistance and account management. Each telesales representative supports the efforts of two direct sales representatives. The Company believes that the telesales force permits the field sales force to focus on account opportunities with major businesses involving larger dollar transactions, and on establishing and maintaining relationships with these organizations.

Landmark has historically relied primarily on third-party distributors to market and sell the Company's products internationally. In 1999, the Company further expanded its international operations by reaquiring exclusive distribution for its products through the creation of several new wholly-owned subsidiaries. Landmark Systems France, SARL now serves France and French-speaking Switzerland while Landmark Systems Nordic AB serves the Nordic region. Revenues from international sales accounted for 31.6%, 33.1% and 33.6% of total revenues in 1999, 1998 and 1997, respectively. Of those amounts, 9.5%, 13.4% and 18.0%, respectively, were attributable to third-party distributors. Landmark has established subsidiaries in certain strategic markets to increase sales levels and gross margins on products sold in such markets. To date, Landmark's international direct sales efforts consist of eleven sales offices located in suburbs of Paris, Stockholm, London, Dusseldorf and Utrecht (Netherlands), and in Rugby (United Kingdom), Madrid, Bornem (Belgium), Melbourne, Sydney and Hong Kong. For additional information regarding the Company's revenues and long-lived assets by geographic region, see Note 7 - Segment Information in the Company's Notes to Consolidated Financial Statements contained elsewhere in this Form 10-K.

The Company also maintains relationships with leading vendors including Hewlett-Packard, IBM, Microsoft, Oracle, Sun, Sybase and Tivoli. These relationships afford the Company opportunities to participate in joint marketing programs with the vendors such as sales seminars, trade shows and other promotional activities.

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

PRODUCT DEVELOPMENT

Since its inception in 1983, Landmark has made substantial investments in performance management software development. The Company has recently gone through a transformation to focus on the e-commerce area. In 1999, 1998 and 1997, Landmark's product development expenditures, including amounts capitalized, totaled

$17.0 million, $15.5 million and $13.5 million, respectively. The Company anticipates that, in the future, it will continue to commit substantial resources to research and development. Landmark maintains mainframe, UNIX and Windows NT development labs, which it uses to develop, enhance and test its products. In addition, Landmark made significant investments in 1999 to enter the e-commerce market. This effort produced a key product, Web Watcher, based on patent-pending technology, that allows website management of performance from the client side as well as the server side for key e-business applications. Landmark believes that its future success will depend in large part on its ability to rapidly introduce new products in the e-commerce area, in addition to extending its product line to support additional hardware and software platforms, respond to changing customer requirements and develop and introduce in a timely manner new products that keep pace with technological developments and emerging industry standards.

As of December 31, 1999, the Company had 102 employees engaged in product development. Landmark intends to increase the size and depth of its product development operation. However, competition for highly qualified technical employees is intense and there can be no assurance that the Company will be successful in recruiting or retaining product development employees.

INTELLECTUAL PROPERTY

Landmark and its subsidiaries rely on a combination of copyright, trademark, patent and trade secret laws, confidentiality procedures and licensing arrangements to establish and protect its proprietary rights. To effectively protect Landmark's intellectual property while allowing for the distribution of its products in the most flexible and efficient manner, Landmark formed a new subsidiary in February 1999, Landmark Technology Holdings Corporation. This Delaware corporation holds, manages, protects and defends the intellectual properties of Landmark. Additionally, the Delaware corporation licenses to Landmark and/or present and future affiliates and/or third parties the use of such properties.

As part of its confidentiality procedures, Landmark and its subsidiaries generally enter into non-disclosure agreements with its employees, distributors and corporate partners, and license agreements with its customers, distributors and corporate partners with respect to its software, product documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's products or technology without authorization, or to develop similar technology independently. Policing unauthorized use of the Company's products is difficult, and Landmark is unable to determine the extent to which piracy of its software products and misappropriations of its technology occur. Software piracy and misappropriation may adversely affect the Company's results of operations. Landmark and its subsidiaries currently rely on signed license agreements, but may in the future rely on "shrink wrap" licenses that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions. In addition, effective protection of intellectual property rights is unavailable or limited in certain foreign countries. There can be no assurance that the Company's protection of its proprietary rights, including any patent that may be issued, will be adequate or that the Company's competitors will not independently develop similar technology, duplicate the Company's products or design around any patents issued to the Company or other intellectual property rights.

Landmark and its subsidiaries are not aware that any of its products infringe the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim such infringement by the Company with respect to current or future products. The Company expects that software product developers will increasingly be subject to such claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in the industry segment overlaps. Any such claims, with or without merit, could result in costly litigation that could absorb significant management time, which could have a material adverse effect on Landmark's business, financial condition and results of operations. Such claims might require the Company to enter into royalty or license agreements. Such royalty or license agreements, if required, may not be available on terms acceptable to Landmark or at all, which could have a material adverse effect upon the Company's business, financial condition and results of operations.

COMPETITION

The market for performance management software is intensely competitive, fragmented and characterized by increasingly rapid technological developments, evolving standards and rapid changes in customer requirements. To maintain and improve its position in this market, Landmark is enhancing current products and the inter-operability of its products with one another and developing new products. Landmark competes primarily with vendors that provide mainframe and/or client/server performance management software. The Company believes that principal competitors with respect to mainframe performance management software products include Candle Corporation and BMC Software, Inc. In the client/server market, Landmark believes that its principal competitors include BMC Software, Inc., Compuware Corporation and Computer Associates International, Inc.

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

EMPLOYEES

As of December 31, 1999, the Company employed 308 full time personnel, including 102 in product development, 32 in technical support, 121 in sales and marketing, and 53 in finance and administration. The Company's employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage. The Company believes its success will depend in part on its continued ability to attract and retain highly qualified personnel in an intensely competitive market for experienced and talented software engineers and sales and marketing personnel. The Company believes that its relationship with its employees is satisfactory.

ITEM 2.  PROPERTIES.

Landmark relocated its corporate headquarters to a facility in Reston, Virginia in June 1999. Landmark entered into a lease agreement whereby it will lease the entire 4 story office building, approximately 100,000 square feet situated on a 5 acre development site, for a term of twelve years, with two renewal options each for an additional five years. Landmark executed a coterminous sublease of its previous office space in Vienna, Virginia, which took effect upon the commencement of the new lease, under a lease expiring in June 2003, with a renewal option for an additional five years.

The Company also leases approximately 4,000 square feet of office space in Oakbrook, Illinois under a lease expiring in April 2002, and 2,000 square feet in Irvine, California under a lease expiring in April 2002. Landmark leases office space in London and Rugby, UK; Nieuwegein, the Netherlands;
Sevres Cedex, France; Kaarst, Germany; Central Hong Kong; Bagvaerd, Denmark; Helsinki, Finland; Jarfalla, Sweden; Melbourne and Sydney, Australia; and Madrid, Spain.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is not currently engaged in any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

There were no matters submitted to stockholders for vote during the fourth quarter of 1999.

EXECUTIVE OFFICERS OF THE COMPANY

The following table lists the executive officers of the Company.

NAME                                     AGE           POSITION
----                                     ---           --------

Katherine K. Clark                        42           President, Chief Executive Officer and Director
James R. Bowerman                         44           Vice President, Research and Development
Daniel C. Carayiannis                     43           Vice President, Worldwide Sales
John D. Hunter                            53           Vice President, Business Development
Robert H. Johnson                         58           Vice President, Customer Operations
Bruce E. Lovett                           42           Vice President, Marketing
Frederick S. Rolandi, III                 48           Secretary, Vice President and Chief Financial Officer

KATHERINE K. CLARK, a co-founder of Landmark, has beaded product development, technical support, finance and human resources at various times over Landmarks history, has been a director of Landmark since 1983 and from November 1993 to September 1997 was President of the Company. In 1994, Ms. Clark assumed her current role as Chief Executive Officer of the Company and is responsible for the long-term strategic direction of the Company. In November 1999, Ms. Clark reassumed the role of President of the Company.

JAMES R. BOWERMAN is Landmark's Vice President, Research and Development and is responsible for strategy, development maintenance and planning for Landmark's product lines. Mr. Bowerman joined Landmark in March 2000 after eight years as the Vice President of Engineering of AXENT Technologies.

DANIEL C. CARAYIANNIS is Landmark's Vice President, Worldwide Sales and is responsible for sales and sales support throughout the world. Mr. Carayiannis was Landmark's Vice President, North American Sales from October 1998 until January 2000. Prior to joining Landmark, Mr. Carayiannis served from July 1994 to October 3998 as Vice President of SPOT Image Corporation, a satellite imagery and information data products firm. From

April 1993 to July 1994, Mr. Carayiannis served as Vice President of Sales for Falcon Microsystems, a federal, computer technology value-added reseller.

JOHN D. HUNTER is Landmark's Vice President, Business Development and is responsible for identifying and evaluation of strategic business opportunities. Prior to his appointment to this position in January 2000, Mr. Hunter served as Landmark's Vice President, Mainframe Products, since June 1994. Mr. Hunter joined Landmark in August 1992 as Vice President, Development and Technology after 24 years with IBM, during which time he held management roles in various IBM development labs and was responsible for IBM's worldwide standards participation as director of architecture and telecommunications.

ROBERT H. JOHNSON is Landmark's Vice President Customer Operations and is responsible for customer service, quality assurance, product packaging and documentation at Landmark. Prior to his appointment to this position in January 2000, Mr. Johnson served as a director of technical communications since he joined Landmark in 1990.

BRUCE E. LOVETT is Landmark's Vice President, Marketing and is responsible for the strategic planning and implementation of Landmark's marketing programs for all software product lines. Prior to joining Landmark in May 1999, Mr. Lovett served as Vice President, Worldwide Marketing at TenFour, a company that specializes in e-mail and Web security and connectivity software and services from 1998 to 1999. From 1996 to 1998, Mr. Lovett was employed with Versatility, a provider of call center and customer care software and services, where he served as Vice President of Marketing and Customer Programs. Mr. Lovett served as the Director of Marketing for GRCI, a network design software and consulting services firm during 1996, and he served as the Marketing Programs Manager for LEGENT from 1993 to 1995.

FREDERICK S. ROLANDI, III has served as Landmark's Vice President and Chief Financial Officer since November 1998. In September 1999, Mr. Rolandi was elected to serve as Secretary of the Company. Prior to his employment with Landmark, Mr. Rolandi served as Vice President, Controller of Intersolv, Inc., a software tools company, from November 1997 to October 1998. From 1991 to October 1997 Mr. Rolandi was employed with Honeywell Measurex DMC where he served as Vice President and Chief Financial Officer from May 1991 to December 1995 and as Vice President and General Manager from January 1996 to October 1997.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Landmark's common stock (the "Common Stock") has been traded on the Nasdaq National Market since the Company's initial public offering on November 18, 1997 under the symbol "LDMK." The following table sets forth the high and low sale price, as reported on the Nasdaq National Market:

                                                        High             Low
                                                        ----             ---
           1999
               Fourth Quarter                          $11.188         $3.50
               Third Quarter                             11.25          6.75
               Second Quarter                            13.25          8.75
               First Quarter                             14.25          8.50

           1998
               Fourth Quarter                           $12.25         $6.00
               Third Quarter                             10.75         7.375
               Second Quarter                             9.75         6.375
               First Quarter                             10.25          8.00

           1997
               Fourth Quarter (from November 18, 1997)  $9.125         $7.00


On March 3, 2000, there were 178 holders of record of the Company's Common
Stock.

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

ITEM 6.  SELECTED FINANCIAL DATA.

The following selected financial data of the Company are qualified by reference to and should be read in conjunction with the Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Results of Operations and Financial Condition included elsewhere in this Form 10-K. The consolidated statements of operations data for the years ended December 31, 1997, 1998 and 1999, and the consolidated balance sheet data at December 31, 1998 and 1999 were derived, and are qualified by reference to, Consolidated Financial Statements of the Company which were audited by PricewaterhouseCoopers LLP and are included elsewhere in this Form 10-K. The consolidated statements of operations data for the years ended December 31, 1995 and 1996 and the consolidated balance sheet data at December 31, 1995, 1996 and 1997 are derived from the Company's audited financial statements not included in this Form 10-K.

                                                                                YEAR ENDED DECEMBER 31,
                                                                                -----------------------
                                                          1995            1996           1997           1998            1999
                                                          ----            ----           ----           ----            ----
                                                                        (in thousands, except per-share amounts)
STATEMENTS OF OPERATIONS DATA
Total revenues                                         $34,460         $36,556        $43,362        $49,832         $55,202

Gross profit                                            26,797          27,643         37,478         44,359          47,306

Operating expenses
    Sales and marketing                                 13,092          11,671         14,310         17,125          20,881
    Product research and development                    12,490          13,924         13,478         15,247          16,129
    General and administrative                           6,872           4,776          5,258          5,561           5,995
                                                       -------           -----          -----          -----           -----

        Total operating expenses                        32,454          30,371         33,046         37,933          43,005
                                                        ------          ------         ------         ------          ------

Operating (loss) income                                 (5,657)         (2,728)         4,432          6,426           4,301

Net (loss) income                                      $(4,169)        $(1,202)        $3,006         $5,122          $4,077

(Loss) earnings per share (1)
    Basic                                               $(0.65)         $(0.18)         $0.19          $0.45           $0.33
    Diluted                                             $(0.65)         $(0.18)         $0.17          $0.41           $0.31



                                                                                     DECEMBER 31,
                                                                                     ------------
                                                          1995            1996           1997           1998            1999
                                                          ----            ----           ----           ----            ----
                                                                                (in thousands)
BALANCE SHEET DATA
Cash and cash equivalents                                 $316            $339        $17,243        $28,322         $32,136
Working capital (deficit)                               (5,985)         (4,138)        11,218         24,198          29,246
Total assets                                            31,479          25,076         44,508         59,307          76,507
Deferred revenue                                        18,548          18,705         20,392         26,625          33,396
Long-term debt (less current portion)                    1,084             592             51              -               -
Redeemable common stock instruments                      1,049             704              -              -               -
Mandatorily redeemable preferred stock                   5,865           5,865              -              -               -
Stockholders' equity (deficit)                          (4,915)         (6,290)        18,378         26,829          37,942

(1) See Note 2 of Notes to Consolidated Financial Statements for an explanation of the method used to determine the number of shares used to compute basic and diluted earnings per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

RESULTS OF OPERATIONS FOR 1999, 1998 AND 1997

The following table sets forth the Company's Consolidated Statements of Operations expressed as percentages of total revenues for the periods indicated. The Company's revenues are derived from licensing mainframe and client/server computer software, and providing related maintenance and other services.


                                                                              Year Ended December 31,
                                                                              1999          1998        1997
                                                                              ----          ----        ----
                Revenues
                    License revenues                                          45.9%        44.3%        38.7%
                    Maintenance revenues                                      54.1         55.7         61.3
                                                                             -----        -----        -----
                        Total revenues                                       100.0        100.0        100.0
                                                                             -----        -----        -----

                Cost of revenues
                    Cost of license revenues                                   2.4          2.3          4.6
                    Cost of maintenance revenues                               8.3          7.4          7.6
                    Cost to acquire distribution rights                        3.6          1.3          1.4
                                                                               ---          ---          ---
                        Total cost of revenues                                14.3         11.0         13.6
                                                                             -----       ------        -----

                    Gross profit                                              85.7         89.0         86.4
                                                                             -----       ------        -----

                Operating expenses
                    Sales and marketing                                       37.8         34.4         33.0
                    Product research and development                          29.2         30.6         31.1
                    General and administrative                                10.9         11.1         12.1
                                                                             -----       ------        -----
                        Total operating expenses                              77.9         76.1         76.2
                                                                             -----       ------        -----

                Operating income                                               7.8         12.9         10.2
                Net interest and other income                                  3.8          3.6          1.1
                                                                             -----       ------        -----

                Income before income taxes                                    11.6         16.5         11.3
                Provision for income taxes                                     4.2          6.2          4.4
                                                                             -----       ------        -----

                Net income                                                     7.4%        10.3%         6.9%
                                                                              ====         ====         ====

Total revenues. Total revenues in 1999 were $55.2 million, an increase of 10.8% from the prior year. Total revenues in 1998 were $49.8 million, an increase of 14.9% from 1997. Revenues in 1999 from mainframe products and services were $45.4 million, an increase of 7.2% from the prior year, and revenues in 1999 from client/server products and services were $9.8 million, an increase of 30.9% from the prior year. The increase in revenues from mainframe products and services was primarily due to an increase in customer conversions as discussed below. The increase in client/server revenues was primarily due to increased acceptance of the client/server products in international markets. Although revenues continued to increase, the Company experienced a slowdown in sales growth due to the lengthening of the sales cycle (this lengthening of the sales cycle may be attributable to certain Year 2000 issues, as described below, and to the greater time required to consummate more complex and higher dollar transactions). In an effort to shorten the sales cycle and improve its order close rate, the Company introduced a more focused direct sales approach in October 1999. The Company intends to monitor the results of this sales approach to determine its impact on the sales cycle and order close rate; however, the lengthening of the sales cycle due to Year 2000 issues may continue through at least the first quarter of 2000.

License revenues. License revenues in 1999 were $25.3 million, an increase of 14.7% from the prior year. During 1998, license revenues were $22.1 million, an increase of 31.6% from 1997. The increases in 1999 and 1998 were primarily due to an increase in the number of new customers, large dollar transactions (transactions greater than $100,000) and customer conversions to new license agreements. A conversion of a license agreement is, in effect, a migration from either a site or CPU license to a MIPS (millions of instructions per second) or MSU (measured service units) license. A site or CPU license allows the customer to use the licensed software only in one designated location. A MIPS or MSU license, however, allows the customer to use the licensed software in a multi-site environment (these licenses are often selected by customers who can reasonably anticipate their computing capacity needs, and this license is priced in proportion to the computing capacity of the machine). If a customer elects to convert to a MIPS or MSU license, the customer is required to pay the Company an additional fee whenever the customer increases the size of their computing environment. The list price of the new license and the associated maintenance may be lower than that of the original license and maintenance because of changes in fair values over time. During 1999 and 1998, the Company entered into approximately 60 and 40 license agreements, respectively, which were greater than $0.1 million.

Maintenance revenues. Maintenance revenues in 1999 were $29.9 million, an increase of 7.6% from the prior year. During 1998, maintenance revenues were $27.7 million, an increase of 4.4% from 1997. In 1999 and 1998, maintenance revenues were favorably impacted by the volume of prior year's license sales and the effects of increases in the Company's maintenance prices, partially offset by an increase in conversions of license agreements, which often may result in lower maintenance fees. As discussed above, due to changes in fair values over time, the new license and associated maintenance may be lower than that of the original (pre-conversion) license and maintenance. Maintenance renewal rates have historically been 85 to 90%, and management believes future maintenance renewal rates will continue at this level.

Cost of license revenues. Cost of license revenues includes amortization of capitalized software costs, product royalties and materials and packaging expenses. Costs of license revenues in 1999, 1998 and 1997 were $1.3 million, $1.2 million and $2.0 million, respectively, representing 5.2%, 5.2% and 11.7% of license revenues. The slight increase from 1998 to 1999 is the result of an increase in product royalties partially offset by a decrease in amortization of capitalized software costs. The $0.8 million reduction from 1997 to 1998 is primarily due to a decrease in amortization of capitalized software costs.

Cost of maintenance revenues. Cost of maintenance revenues consists of personnel and related costs for customer support, training and consulting services. Costs of maintenance revenues in 1999, 1998 and 1997 were $4.6 million, $3.7 million and $3.3 million, respectively, representing 15.3%, 13.3% and 12.4% of maintenance revenues. The $0.9 million increase from 1998 to 1999 is primarily the result of increased professional service personnel for client/server products and additional support personnel in the Company's European subsidiaries. The $0.4 million increase from 1997 to 1998 is primarily due to an increase in the number of customer service employees.

Cost to acquire distribution rights. Cost to acquire distribution rights includes royalties paid related to the acquisition of distribution rights as well as the straight-line amortization of international distribution rights that have been reacquired from third party resellers. Cost to acquire distribution rights in 1999, 1998, and 1997 were $2.0 million, $0.6 million and $0.6 million, respectively. The increase in 1999 is primarily due to the amortization of distribution rights acquired in January and October 1999 from the Company's former distributors in the United Kingdom and France, respectively, and royalties of $0.2 million paid to the Company's former distributor in the Nordic region.

Sales and marketing. Sales and marketing expenses include personnel and related costs for the Company's direct sales organization, marketing staff and promotional expenses. Sales and marketing expenses were $20.9 million, $17.1 million and $14.3 million in 1999, 1998 and 1997, respectively, representing 37.8%, 34.4% and 33.0% of total revenues. The $3.8 million increase from 1998 to 1999 is primarily due to an increase in personnel in the international direct sales organization, the increase in marketing activities, and an increase in commission expenses to the Company's direct sales forces as a result of increased sales. The $2.8 million increase from 1997 to 1998 is primarily due to growth of the North American direct sale force and an increase in marketing personnel and programs.

Product research and development. Product research and development expenses include personnel and related costs for the Company's development staff. Product research and development expenses were $16.1 million, $15.2 million and $13.5 million in 1999, 1998 and 1997, respectively, representing 29.2%, 30.6% and 31.1% of total revenues. The $1.7 million increase from 1997 to 1998 is due to the Company's continued investment in both mainframe and client/server products. The Company capitalized software development costs of $0.9 million and $0.3 million in 1999 and 1998, respectively, and did not capitalize any software development costs in 1997 as any amounts eligible for capitalization were not material. Amounts capitalized in 1999 were related to the development of WebWatcher which is scheduled to be released in the second quarter of 2000; amounts capitalized in 1998 were related to the development of PerformanceWorks 3.0.

General and administrative. General and administrative expenses include salaries and related costs of administration, finance and management personnel, as well as legal and accounting fees. General and administrative expenses were $6.0 million, $5.6 million and $5.3 million in 1999, 1998 and 1997, respectively, representing 10.9%, 11.1% and 12.1% of total revenues. The increase from 1998 to 1999 is due to a continued increase in personnel in the Company's information systems department and costs associated with the relocation of the Company's headquarters which occurred in June 1999. The increase from 1997 to 1998 includes increased expenses for information systems personnel and bad debt reserves, partially offset by a decrease in stock compensation expense. Bad debt reserves are calculated based on historical experience of bad debt write-offs, aging of receivables, and specific exposures. During 1998, two of the Company's international distributors, with receivables totaling $0.5 million, became significantly delinquent in their payments. Accordingly, the Company increased its reserves to cover these specific exposures. During 1999, one of the international distributors paid its delinquent balance, at which time the reserve was adjusted. The Company wrote off the entire receivable balance from the second delinquent international distributor and reduced the reserve accordingly.

Net interest and other income. Net interest and other income includes interest income earned on cash balances, interest income recorded on installment receivables, interest expense incurred on term and revolving credit facilities, bank fees and exchange gains (losses) incurred by the Company on transactions denominated in foreign currencies. Net interest and other income were $2.1 million, $1.8 million and $0.5 million for 1999, 1998 and 1997, respectively. Of these amounts, $1.2 million, $0.9 million and $0.2 million represent interest earned on the Company's bank balances in 1999, 1998 and 1997, respectively. The increases from 1998 to

1999 and from 1997 to 1998 reflect higher levels of interest income earned by the Company on its cash balances and the reduction of interest expense due to the repayment of the Company's debt obligations during 1998.

Provision for income taxes. The Company's effective rates were 36.3%, 37.7% and 39.1% for 1999, 1998 and 1997, respectively. The effective tax rates differ from the federal and state statutory income tax rate primarily as a result of the adjustments of valuation allowances to reflect management's judgment as to whether certain tax credit carryforwards would expire before utilization by the Company, and as to the relative likelihood that foreign subsidiary net operating losses would not be recovered. In 1999, the Company reduced its valuation allowance by $0.1 million primarily due to the release of its liability for competent authority. See Note 8 to the Consolidated Financial Statements-Income Taxes.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1999, the Company had cash and cash equivalents of $32.1 million, an increase of 13.5% from the prior year, and working capital of $29.2 million. During 1999, net cash provided by operating and financing activities was $9.6 million and $3.8 million, respectively, while net cash used in investing activities was $9.6 million. The Company invests its cash in a money market fund. The Company had no debt as of December 31, 1999, other than normal trade payables and accrued liabilities. Stockholders' equity at December 31, 1999 was $37.9 million.

The Company continues to finance its growth through funds generated from operations. During 1999, 1998 and 1997, cash flow from operations was $9.6 million, $12.3 million and $6.6 million, respectively. Net cash flow from operating activities is primarily composed of net income, depreciation and amortization, the sale of unbilled receivables, and increases in deferred revenue, partially offset by increases in accounts receivable and unbilled accounts receivable, and a decrease in income taxes payable. During 1999 and 1998, the Company augmented operating cash flows with the sale of $8.8 million and $7.8 million, respectively, of unbilled accounts receivable. The sale of the unbilled receivables resulted in immaterial gains and losses for the Company. In the future, the Company may sell additional unbilled accounts receivable from time to time depending on the Company's cash flow requirements and whether the terms are financially favorable for the Company.

The Company's investing activities include expenditures for fixed assets in support of the Company's product development activities and infrastructure, and for capitalized software development costs. During 1999, 1998 and 1997, the Company invested $2.9 million, $2.3 million and $1.6 million, respectively, in fixed assets, consisting primarily of computer equipment to expand and upgrade the Company's development activities and, in 1999, for leasehold improvements associated with the Company's new headquarters. The Company expects to upgrade, on an ongoing basis, its development environments to meet changing customer and market requirements. In 1999, the Company also entered into operating leases with an aggregate value of $2.1 million to partially finance its move to its new headquarters. In 2000, the Company expects to make additional investments in its IT infrastructure of approximately $2.0 million.

The Company's investing activities also include amounts recorded as capitalized software development costs. Of the total research and development expenditures of $17.0 million, $15.5 million and $13.5 million during 1999, 1998 and 1997, the Company capitalized costs of $0.9 million and $0.3 million in 1999 and 1998, respectively. The Company did not capitalize any software development costs in 1997 as any amounts eligible for capitalization were not material.

During 1999, the Company acquired distribution rights from its former international distributors in the United Kingdom and France. As partial consideration for these acquisitions, the Company paid the former distributor in the United Kingdom $4.0 million in cash and paid the former distributor in France $1.2 million in cash. For additional discussion of the Company's acquisition of distribution rights, see Note 2 to the Consolidated Financial Statements - Summary of Significant Accounting Policies, Intangible Assets.

The Company believes that cash and cash equivalents at December 31, 1999 and cash flow generated from operations will provide sufficient liquidity to meet its needs for at least the next twelve months. To the extent the

Company makes acquisitions of other companies, products or technologies, the Company may use working capital, sell or issue additional equity or debt securities or use credit facilities.

INTRODUCTION OF THE EURO CURRENCY

The Euro became the single currency for most European countries on January 1, 1999, and the transition from national currencies to the Euro will be phased in over several years. The Company has assessed Euro issues related to its treasury operations, product pricing, contracts and accounting systems. Although the evaluation of these issues is still in process, management continues to believe that the Company's existing or planned hardware and software systems will accommodate the transition to the Euro and any required operating changes will not have a material effect on future results of operations or financial condition.

NEW ACCOUNTING PRONOUNCEMENTS

In December 1998, the American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position (SOP) 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." SOP 98-9 modifies SOP 97-2 by requiring revenue to be recognized using the "residual method" if certain conditions are met. The Company adopted SOP 98-9 on January 1, 2000 and believes the adoption will not have a material effect on the Company's financial condition or results of operations.

In March 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company adopted SOP 98-1 on January 1, 1999. The adoption of SOP 98-1 did not have a material impact on the Company's results of operations or financial condition.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." The Company is required to adopt SFAS 133 for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities. Because the Company currently holds no derivative financial instruments as defined by SFAS 133 and does not currently engage in hedging activities, adoption of SFAS 133 is expected to have no material effect on the Company's financial condition and results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101") to provide guidance regarding the recognition, presentation and disclosure of revenue in financial statements. The Company is currently evaluating the impact of the provisions of SAB 101.

YEAR 2000 COMPLIANCE

Through the first two months of 2000, Landmark's operations are fully functioning with no material Year 2000 issues to report anywhere in the world. At Landmark corporate headquarters and at its subsidiary sites worldwide there have not been any significant Year 2000-related issue that would affect the Company's ability to manufacture, ship, sell or service its products.

In preparation for the Year 2000 date rollover, the Company conducted periodic evaluations of its computer systems and products in an effort to determine the actions, if any, necessary to make them Year 2000 compliant. The term "Year 2000 compliant" (or similar terms) generally means that information technology hardware and software are able to correctly interpret and manipulate dates up to and through the year 2000, without interruption as the result of the change to this date.

These evaluations involved both testing the Company's computer systems and either requesting certifications from its vendors or consulting vendor websites. The Company completed testing and received vendor certification of all of its business critical information technology systems, including internal communication systems, accounting and finance systems, customer service systems and sales and marketing tracking systems, and does not anticipate any Year 2000 compliance issues with these systems. At the conclusion of testing these systems, the Company determined that all critical information technology systems are Year 2000 compliant. The Company upgraded, replaced and tested these applications, and this process was completed prior to the Year 2000 date rollover.

The Company also recognized that there are risks with respect to embedded systems that are not necessarily a part of the Company's information technology systems but contain microprocessor chips, which may not function properly with the change of date to the year 2000. The majority of the embedded systems on which the Company relies in its day-to-day operations are owned and managed by the lessors of the buildings in which the Company's offices are located, or by agents of such lessors. During the second quarter of 1999, the Company moved its headquarters to a new facility, containing new mechanical systems, in Reston, Virginia. The Company believed that the new mechanical systems will be Year 2000 compliant, based on its building construction manager's experience with other such systems, and certain representations made by the manufacturers of such systems. The Company received assurance, through the representations in the equipment manufacturers' Operation and Maintenance (O & M) manuals or written letters of certification, that these systems are Year 2000 compliant. Additionally, the Company installed a new telephone switch in the new facility, and a Year 2000 compliancy certificate has been received from the switch's manufacturer.

Because the Company believed that its information technology and embedded systems would be substantially Year 2000 compliant in advance of the year 2000 date change, the Company had no contingency plan to address non-compliance. The Company, however, constantly monitors its Year 2000 status and is prepared to develop contingency plans if it is determined that any business critical systems may not be Year 2000 compliant.

Disruptions with respect to the computer systems of vendors or customers, which are outside the control of the Company, could impair the ability of the Company to obtain services from or conduct business with its customers. The Company believes that its primary exposure is with respect to public utilities and telecommunications service providers. The Company completed the process of either consulting vendor websites or requesting certifications from these public utilities and telecommunications service providers of their Year 2000 compliance. Although the public utility companies and telecommunications service providers consulted have determined to the best of their knowledge and belief that interruptions to services will be unlikely, unforeseen disruptions of the Company's utilities or telecommunications systems could have a material adverse effect upon the Company's financial condition and results of operations. The Company believes that no other providers are material to its business. Disruptions of customers' computer systems could interfere with payments to the Company by such customers, and therefore with the Company's ability to make timely payments on its accounts, and could otherwise cause disruptions to the Company's operations. None of the Company's customers, however, is individually material to the Company's business and the Company did not seek certifications from its customers that their internal computer systems are Year 2000 compliant.

With respect to the products sold by the Company, the Company had determined that, with certain exceptions described below, to the extent that underlying hardware platforms, operating systems applications and databases will accommodate the year 2000 date change, the Company's performance management software products are Year 2000 compliant. The Company is specifically aware that CICS Version 2, Release 1.2, an operating system developed and marketed by the IBM Corporation is not presently Year 2000 compliant, according to IBM, and that the Company's The Monitor for CICS/MVS Version 8.3 product, since it operates with such non-compliant IBM product, is therefore also non-compliant. IBM has decided not to make their product compliant. Accordingly, the Company has been communicating this non-compliancy situation to its customers by written, oral and electronic (e-mail and the Company's web site) communications since 1997. The expected reduced sales of this product are not expected to have a material adverse effect on the Company's results of operations or financial condition.

The other exceptions to the Company's general condition of Year 2000 product compliance are: (1) some Company product customers may be operating older, non-compliant versions of certain of the Company's products, and also may not be active participants in product maintenance programs that periodically provide in the normal course of business (at no additional charge beyond the on-going costs of program participation) newer product versions or product modifications that address Year 2000 non-compliancy issues and specifically make such products Year 2000 compliant (the "Older Product Scenario"); (2) the Company discovered in the first quarter of 1999 that its NaviGraph product, version 1.3 required a product addition to make it Year 2000 compliant (the "NaviGraph 1.3 Scenario"); (3) the Company discovered in the second quarter of 1999 that its SmartAgent for Oracle product required a product addition to make it Year 2000 compliant (the "SmartAgent for Oracle Scenario"); and (4) the Company discovered in third quarter of 1999 that two products, Navigraph version
2.0 (the "Navigraph 2.0 Scenario") and the Monitor for VTAM version 2.1 (the "Monitor for VTAM 2.1 Scenario") have Year 2000 data reporting and display defects which do not affect the overall operation of the product.

With respect to the Older Product Scenario, the majority (on an absolute basis) of the Company's products were made Year 2000 compliant during 1997. Certain other Company products, specifically The Monitor for DB Control, The Monitor for MQ Series and NaviPlex products, were made Year 2000 compliant during 1998. Additionally, those customers on active product maintenance programs (and approximately 85% to 90% of the Company's customers participate in such programs) receive regular product upgrades or modifications that include software that addresses Year 2000 compliancy issues. The Company encourages all its customers to participate in active maintenance programs. The Company has completed its attempts to communicate this Older Product Scenario issue to customers through written, oral and electronic (e-mail and the Company's web site) communications.

With respect to the NaviGraph 1.3 Scenario, the product addition required to make this product Year 2000 compliant was made generally available to all NaviGraph customers participating in active maintenance programs during late April 1999. The Company had previously communicated to its customers and to third parties, beginning in 1997, that NaviGraph 1.3 was Year 2000 compliant. The Company has completed its efforts to contact all NaviGraph 1.3 product customers to alert them that Year 2000 compliancy issues may be present and to inform them of their options.

With respect to the SmartAgent for Oracle Scenario, the product addition required to make this product Year 2000 compliant was made generally available to all SmartAgent for Oracle customers participating in active maintenance programs during early August 1999. The Company had previously communicated to its customers and to third parties, beginning in 1997, that SmartAgent for Oracle was Year 2000 compliant. Year 2000 product additions have been made available for all versions (1.x, 2.x, and 3.0) of SmartAgent for Oracle. SmartAgent for Oracle 3.0 becomes Year 2000 compliant when used in conjunction with Service Pack 2, which was made available in early August 1999. Year 2000 product additions (replacement binaries) for all previous versions (1.x, 2.x) have been made available to SmartAgent for Oracle customers that are on, or wish to join, active maintenance programs. The Company has completed its efforts to contact all SmartAgent for Oracle product customers to alert them that Year 2000 compliancy issues may be present and to inform them of their options.

With respect to the NaviGraph 2.0 Scenario, the product addition required to correct the reporting and display function defect and make this product fully Year 2000 compliant was made generally available to all NaviGraph customers participating in active maintenance programs through the November 1999 PerformanceWorks for MVS and OS/390 version 3 Cumulative Service tape in November 1999. The Company had communicated to its customers and to third parties through the second quarter of 1999 that NaviGraph 2.0 was Year 2000 compliant. All NaviGraph version 2.0 domestic customers participate in the maintenance program for the product. Approximately three-quarters of international NaviGraph customers (version 2.0 and previous versions) participate in the maintenance program for the products. The Company does not know how many of those international NaviGraph product customers not participating in an active maintenance program are no longer using the product. Accordingly, the majority of domestic and international NaviGraph 2.0 customers who have elected to participate in active maintenance programs are, or will be made, Year 2000 compliant with respect to such products in the normal course of business, assuming they accept and implement the November Cumulative Service tape as such normal product maintenance. The Company has completed its efforts to contact all NaviGraph 2.0 product customers to alert them that Year 2000 compliancy issues may be present and to inform them of their options.

With respect to the Monitor for VTAM 2.1 Scenario, the product addition required to make this product Year

2000 compliant was made generally available to all Monitor for VTAM customers participating in active maintenance programs during November 1999. The Company had previously communicated to its customers and to third parties that the Monitor for VTAM version 2.1 was Year 2000 compliant. Of the approximately 149 domestic Monitor for VTAM 2.1 customers, 117 of such customers participate in the maintenance program for the product. The Company does not know how many of those domestic Monitor for VTAM customers not participating in an active maintenance program are no longer using the product. Of the approximately 102 international Monitor for VTAM (version 2.1 and previous versions) customers, approximately 74 of such customers participate in the maintenance program for the products. The Company does not know how many of those international Monitor for VTAM (version 2.1 and previous versions) customers not participating in an active maintenance program are no longer using the product. Accordingly, the majority of domestic and international Monitor for VTAM (version 2.1) customers who have elected to participate in active maintenance programs are, or will be made, Year 2000 compliant with respect to such products, assuming they accept and implement the fix. The Company has completed is efforts to contact all Monitor for VTAM product customers to alert them that Year 2000 compliancy issues may be present and to inform them of their options.

Although the Company did not anticipate that customers would require additional product support during the Year 2000 date change, Landmark had expanded support supplemented by additional on-site staffing to assist customers on product maintenance with either Year 2000- or non-Year 2000 related-problems from Thursday, December 30, 1999 through Friday January 7, 2000. The number of Year 2000-related calls from customers into the Company's product support center has been much lower than anticipated. Customer support operations continue to report that customers have no significant Year 2000 incidents.

Notwithstanding its efforts to attempt to ensure that its products are Year 2000 compliant and although the Company to date has not experienced any significant problems associated with Year 2000, the Company may experience future uncertainties and problems relating to the Year 2000 date change issue, including but not limited to possible technical problems and/or customer claims. If circumstances warrant, the Company may conduct additional tests for its mainframe and client/server products, and is also aware that certain of its customers have been and will continue to conduct additional Year 2000 Company product compliancy tests. It is possible that additional Company product Year 2000 compliancy issues could be discovered in the future during the course of such tests.

Virtually all of the Company's customers and potential customers were required to evaluate their information technology systems with respect to the Year 2000 date change and the Company believes that some of its customers and potential customers may have incurred material costs in connection with this evaluation and any necessary repairs and replacements. Customers and potential customers may have been required to devote material portions of their information technology budgets to such evaluations, repairs and replacements, which could have materially reduced their other information technology purchases in 1999, including their purchases of the Company's products, particularly as the Year 2000 date change drew closer. The Company has very limited information as to the degree to which its customers or potential customers have completed Year 2000 remediation efforts or whether or not its customers or potential customers are Year 2000 compliant. However, during the second, third, and fourth quarters of 1999 the Company experienced a lengthening of the sales cycle due to, among other things, possible Year 2000 issues. The Company anticipates that Year 2000 related sales cycle lengthening may continue at least through the first quarter of 2000.

The Company has incurred a total of approximately $0.5 million for years 1999, 1998, and 1997 for Year 2000 remediation activities. There can be no assurance that the actions taken by the Company with respect to its internal information technology systems, embedded systems or its products will eliminate the numerous and varied risks associated with the year 2000 date change. Further, there can be no assurance that the Company will not be adversely affected by any year 2000 related difficulties encountered by vendors or customers or by any downturn in information technology purchases or in the economy in general as a result of the Year 2000 date change. Additionally, the effects of any actual Year 2000 non-compliance problem directly or indirectly experienced by the Company could be exacerbated by the fact that the Company normally experiences its largest quarterly sales for a given calendar year in the fourth quarter of each year, and invoices and receives payment for such sales in the first quarter of the following calendar year. Accordingly, should a Year 2000 non-compliance problem or problems affect the Company's customers, the potential impact on the Company's operations could be greater than if the Company received these payments at the time of sale or some time other than the calendar quarter immediately after the date switch from 1999 to 2000. Any of these risks could have a material adverse effect on the Company's financial condition and results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company has subsidiaries in the United Kingdom, Germany, France, The Netherlands, Sweden, Spain, Australia, Hong Kong and Singapore that act as distributors of its products. Additionally, the Company uses third party distributors to market and distribute its products in other international regions. Transactions conducted by the subsidiaries are typically denominated in the local country currency, while royalty payments from the distributors are typically denominated in U.S. dollars. As a result, the Company is primarily exposed to foreign exchange rate fluctuations as the financial results of its subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and impact overall expected profitability. Through and as of December 31, 1999, the Company's exposure was not material to the overall financial statements taken as a whole. The Company has not entered into any foreign currency hedging transactions with respect to its foreign currency market risk.

The Company's exposure to market risk for changes in interest rates relates primarily to unbilled accounts receivable. At December 31, 1999, the Company has $12.4 million of unbilled accounts receivable; the estimated fair market value of these receivables is $12.7 million. If market interest rates increase 10% from the levels at December 31, 1999, the fair market value of the unbilled accounts receivable would decline by an immaterial amount.

See Note 2 - Summary of Significant Accounting Policies in the Company's Notes to Consolidated Financial Statements contained elsewhere in this Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Landmark Systems Corporation

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Landmark Systems Corporation and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PRICEWATERHOUSECOOPERS LLP

McLean, Virginia
February 29, 2000

                          LANDMARK SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                           Year Ended December 31,
                                                                           -----------------------
                                                                 1999                   1998                    1997
                                                                 ----                   ----                    ----
     Revenues
          License revenues                                   $  25,340,034          $  22,083,944           $ 16,781,122
          Maintenance revenues                                  29,862,400             27,748,290             26,581,373
                                                               -----------            -----------            -----------
               Total revenues                                   55,202,434             49,832,234             43,362,495
                                                               -----------            -----------            -----------

     Cost of revenues
          Cost of license revenues..                             1,324,108              1,154,828              1,967,265
          Cost of maintenance revenues                           4,570,971              3,702,575              3,300,851
          Cost to acquire distribution rights                    2,001,518                615,996                616,000
                                                               -----------            -----------            -----------
               Total cost of  revenues                           7,896,597              5,473,399              5,884,116
                                                               -----------            -----------            -----------
          Gross profit                                          47,305,837             44,358,835             37,478,379
                                                               -----------            -----------            -----------

     Operating expenses
          Sales and marketing                                   20,880,796             17,124,823             14,309,460
          Product research and development                      16,129,310             15,247,055             13,478,173
          General and administrative                             5,994,432              5,560,788              5,258,230
                                                               -----------            -----------            -----------
               Total operating expenses                         43,004,538             37,932,666             33,045,863
                                                               -----------            -----------            -----------

     Operating income                                            4,301,299              6,426,169              4,432,516
          Interest and other income                              2,135,516              1,832,310                776,321
          Interest expense                                         (41,442)               (41,668)              (275,741)
                                                               -----------            -----------            -----------

     Income before income taxes                                  6,395,373              8,216,811              4,933,096
          Provision for income taxes                             2,318,321              3,094,698              1,927,444
                                                               -----------            -----------            -----------

     Net income                                                  4,077,052              5,122,113              3,005,652
          Accretion and dividends on preferred stock                     -                      -              1,475,409
                                                               -----------            -----------            -----------

     Net income available to common stockholders               $ 4,077,052            $ 5,122,113             $1,530,243
                                                               ===========            ===========             ==========

     Earnings per share
          Basic                                                    $  0.33                $  0.45                $  0.19
          Diluted                                                  $  0.31                $  0.41                $  0.17


        The accompanying notes are an integral part of the consolidated financial statements.

                          LANDMARK SYSTEMS CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                                                                    December 31,
                                                                                             1999                 1998
                                                                                             ----                 ----
     ASSETS
     Current assets:
       Cash and cash equivalents                                                           $32,135,952           $28,322,234
       Accounts receivable, net of allowance for doubtful
         accounts of $795,000 and $1,323,000                                                13,987,545            10,902,168
       Unbilled accounts receivable                                                          5,353,362             5,728,250
       Income taxes receivable                                                               2,148,431                     -
       Deferred income taxes, net                                                            1,333,482             1,644,482
       Other current assets                                                                    619,283               854,082
                                                                                            ----------            ----------
              Total current assets                                                          55,578,055            47,451,216

     Unbilled accounts receivable - noncurrent                                               7,063,059             5,486,240
     Fixed assets, net                                                                       5,363,273             4,121,290
     Capitalized software costs, net                                                           866,959               257,722
     Deferred income taxes, net - noncurrent                                                 1,493,397             1,094,397
     Intangible assets, net                                                                  5,854,112               616,000
     Other assets                                                                              287,900               280,030
                                                                                           -----------           -----------
             Total assets                                                                  $76,506,755           $59,306,895
                                                                                           ===========           ===========

     LIABILITIES AND STOCKHOLDERS'  EQUITY
     Current liabilities:
       Accounts payable                                                                  $   1,775,415         $   1,042,701
       Accrued expenses and other current liabilities                                        3,026,871             3,566,715
       Deferred revenue                                                                     21,529,799            17,723,807
       Income taxes payable                                                                          -               920,456
                                                                                            ----------            ----------
              Total current liabilities                                                     26,332,085            23,253,679

     Deferred revenue - noncurrent                                                          11,866,661             8,900,963
     Other liabilities                                                                         366,115               323,212
                                                                                            ----------           -----------
              Total liabilities                                                             38,564,861            32,477,854
                                                                                            ----------           -----------

     Commitments

     Stockholders' equity:
       Common stock, $.01 par value, 30,000,000 shares
         authorized, 12,838,090 and 11,782,585 issued and
         outstanding                                                                           128,381               117,826
       Additional paid-in capital                                                           34,049,244            26,692,818
       Retained earnings (deficit)                                                           3,958,518              (118,534)
       Accumulated other comprehensive income                                                 (194,249)              136,931
                                                                                           -----------           -----------
              Total stockholders' equity                                                    37,941,894            26,829,041
                                                                                           -----------           -----------
              Total liabilities and stockholders' equity                                   $76,506,755           $59,306,895
                                                                                           ===========           ===========


              The accompanying notes are an integral part of the
                      consolidated financial statements.

                          LANDMARK SYSTEMS CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                               Common Shares
                                      --------------------------------
                                                                                                     Accumulated
                                                                      Additional       Retained        Other
                                                                        Paid-in        Earnings/    Comprehensive
                                          Issued        Par Value       Capital         (Deficit)      Income           Total
                                       ------------    -----------    -------------   -----------   ---------      -------------
Balance at December 31, 1996              7,331,895        $73,320         $432,300   $(6,770,890)   $(24,500)       $(6,289,770)
  Comprehensive income:
     Net income                                  --             --               --     3,005,652          --                 --
     Foreign currency translation                --             --               --            --     117,243                 --
  Total comprehensive income                     --             --               --            --          --          3,122,895
  Issuance of warrants                           --             --           48,000            --          --             48,000
  Series B Preferred Stock issuance
     costs                                       --             --          (52,115)           --          --            (52,115)
  Preferred stock redemption value
     adjustment                                  --             --               --    (1,232,579)         --         (1,232,579)
  Common stock issued upon exercise
     of non-qualified stock options         317,177          3,171        1,115,358            --          --          1,118,529
  Tax benefit from  exercise of
     non-qualified stock options                 --             --          265,446            --          --            265,446
  Compensation expense for options
     granted to non-employees                    --             --          169,268            --          --            169,268
  Common stock repurchased                 (136,209)        (1,362)        (871,156)           --          --           (872,518)
  Waiver of rights to require
     repurchase                               8,240             82          237,026            --          --            237,108
  Series A Preferred Stock dividends             --             --               --      (242,830)         --           (242,830)
  Issuance of common stock pursuant
     to the initial public offering       2,000,000         20,000       13,000,000            --          --         13,020,000
  Initial public offering issuance
     costs                                       --             --       (1,000,942)           --          --         (1,000,942)
  Lapse of rights to require
     repurchase                             265,650          2,656        1,612,456            --          --          1,615,112
  Conversion of preferred stock
     to common stock                      1,426,578         14,266        8,458,314            --          --          8,472,580
                                         ----------    -----------      -----------    ----------   ---------        -----------
Balance at December 31, 1997             11,213,331        112,133       23,413,955    (5,240,647)     92,743         18,378,184
  Comprehensive income:
     Net income                                  --             --               --     5,122,113         --                  --
     Foreign currency translation                --             --               --            --      44,188                 --
  Total comprehensive income                     --             --               --            --          --          5,166,301
  Common stock issued upon exercise
     of non-qualified stock options         529,742          5,298        2,099,515            --          --          2,104,813
  Tax benefit from exercise of
     non-qualified stock options                 --             --          904,852            --          --            904,852
  Issuance of common stock pursuant
     to the 1998 SPP                         39,512            395          274,496            --          --            274,891
                                         ----------    -----------      -----------    ----------   ---------        -----------
Balance at December 31, 1998             11,782,585        117,826       26,692,818      (118,534)    136,931         26,829,041
  Comprehensive income:
     Net income                                  --             --               --     4,077,052          --                 --
     Foreign currency translation                --             --               --            --    (331,180)                --
  Total comprehensive income                     --             --               --            --          --          3,745,872
  Common stock issued upon exercise
     of non-qualified stock options         892,385          8,924        3,255,436            --          --          3,264,360
  Common stock and warrants issued
     upon repurchase of distribution
     rights                                  91,586            916        1,722,084            --          --          1,723,000
  Tax benefit from  exercise of
     non-qualified stock options                 --             --        1,833,384            --          --          1,833,384
  Issuance of common stock pursuant
     to the 1998 SPP                         71,534            715          545,522            --          --            546,237
                                         ----------      ---------      -----------    ----------   ---------        -----------
Balance at December 31, 1999             12,838,090       $128,381      $34,049,244    $3,958,518   $(194,249)       $37,941,894
                                         ==========    ===========      ===========    ==========   =========        ===========

              The accompanying notes are an integral part of the
                      consolidated financial statements.

                          LANDMARK SYSTEMS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                        Year Ended December 31,
                                                                                1999                 1998                1997
                                                                                ----                 ----                ----
             Cash flows from operating activities:
               Net income                                                     $4,077,052           $5,122,113          $3,005,652
               Adjustments to reconcile net income to net cash
                   provided by operating activities:
                 Depreciation and amortization                                 3,689,830            2,396,549           3,066,826
                 Provision for losses on accounts receivable                     727,506              603,015             348,882
                 Stock compensation expense                                            -               99,687             590,917
                 (Benefit from) provision for deferred income taxes              (88,000)            (527,861)            269,370
                 Tax benefit from exercise of stock options                    1,833,384              904,852             265,446
                 Increase in accounts receivable                              (3,968,056)          (1,150,436)         (1,156,315)
                 Change in income taxes receivable/payable                    (3,068,887)              54,410             610,819
                 Sale of unbilled accounts receivable                          8,772,492            7,820,975                   -
                 Increase in unbilled accounts receivable                     (9,979,084)          (9,591,237)         (2,182,813)
                 Increase (decrease) in accounts payable and accrued
                   expenses and other current liabilities                        673,088              750,326            (192,934)
                 Increase in deferred revenue                                  6,642,507            6,232,930           1,377,254
                 Increase (decrease) in other, net                               268,823            (370,450)            574,462
                                                                               ---------          -----------           ---------
                      Net cash provided by operating activities                9,580,655           12,344,873           6,577,566
                                                                               ---------           ----------           ---------

             Cash flows from investing activities:
               Acquisition of distribution rights                             (5,788,418)            (488,082)           (815,076)
               Capital expenditures                                           (2,920,339)          (2,252,225)         (1,553,874)
               Capitalized software costs                                       (856,295)            (257,722)                 -
                                                                              ----------          -----------          ----------
                      Net cash used in investing activities                   (9,565,052)          (2,998,029)         (2,368,950)
                                                                               ---------           ----------          ----------

             Cash flows from financing activities:
               Principal payments on loans                                             -             (591,496)           (494,017)
               Payments on line of  credit                                             -                    -          (1,000,000)
               Issuance of common stock in the initial public offering                 -                    -          12,019,058
               Issuance of common stock pursuant to exercise of
                  stock options                                                3,264,360            2,005,126           1,659,745
               Issuance of common stock pursuant to employee
                  stock purchase plans                                           546,237              274,891             278,791
               Repurchases of common stock                                             -                    -            (965,884)
               Issuance of Series B Preferred Stock                                    -                    -           2,447,885
               Redemptions of Series A Preferred Stock                                 -                    -          (1,124,999)
               Payment of Series A Preferred Stock dividends                           -                    -            (242,830)
                                                                             -----------          -----------          ----------
                      Net cash provided by financing activities                3,810,597            1,688,521          12,577,749
                                                                               ---------          -----------          ----------

             Effect of exchange rate changes on cash                             (12,482)              44,188             117,243
                                                                             -----------          -----------          ----------

             Net increase in cash and cash equivalents                         3,813,718           11,079,553          16,903,608
             Cash and cash equivalents, beginning of period                   28,322,234           17,242,681             339,073
                                                                             -----------          -----------          ----------

             Cash and cash equivalents, end of period                        $32,135,952          $28,322,234         $17,242,681
                                                                             ===========          ===========         ===========

   The accompanying notes are an integral part of the consolidated financial statements; see cash flow disclosures including non-cash transactions in Notes
                                  2, 6 and 8.

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

      The Company has established subsidiaries in the United Kingdom, Spain, Australia, Hong Kong, Germany, The Netherlands, Sweden, France and Singapore to act as distributors of its products in Europe, the Middle East, Africa, Australia, New Zealand and Southeast Asia. Additionally, the subsidiaries provide technical support, marketing and distribution support in their geographic markets.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

      The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform with current year presentation.

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

Revenue Recognition

      Revenues are recognized in accordance with Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended by SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition." Sales of perpetual software licenses are recorded as revenues when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectibility is probable. Maintenance revenues generally are collected prior to the performance of the related services and are recorded as deferred revenue and recognized ratably over the period during which the services are performed. For transactions involving both license and maintenance revenues, the Company allocates the revenues based upon the relative vendor specific objective evidence of fair values of the license and the maintenance services.

      In December 1998, the American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position (SOP) 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." SOP 98-9 modifies SOP 97-2 by requiring revenue to be recognized using the "residual method" if certain conditions are met. The Company adopted SOP 98-9 on January 1, 2000 and believes the adoption will not have a material effect on the Company's financial condition or results of operations.

       In December 1999, the SEC issued Staff Accounting Bulletin 101, "Revenue Recoginition in Financial Statements" (SAB 101) to provide guidance regarding the recogonition, presentation and disclosure of revenue in financial statements. The Company is currently evaluating the impact of the provisions of SAB 101.

       In certain circumstances, the Company enters into a long-term payment arrangement with a licensee. Under these types of arrangements, the Company allows the licensee to pay the license fees plus maintenance fees over a three-to-five-year period, generally in annual installments. If collectibility by the Company is probable, the Company records the present value of the contracted stream of payments as an unbilled account receivable in its financial statements. Of this amount, the Company recognizes the underlying license fee as license revenue and defers the underlying maintenance fee. As installments are invoiced to the licensee in accordance with the payment arrangement, the Company reflects a reduction in its unbilled accounts receivable and an increase in its accounts receivable. Historically, the Company has not granted concessions nor experienced significant bad debts associated with these long-term payment arrangements. At December 31, 1999 and 1998, unbilled accounts receivable have been reduced by $1,313,000 and $1,599,000, respectively, to reflect such amounts at their present values. The Company imputes interest based only on that portion of the receivable allocated to the license element as (a) the license is delivered immediately but paid for over an extended period and (b) the license revenue is the only portion of the fee that is recognized at the time the license agreement is entered. Imputed interest income on long-term receivables is reported within "Interest and Other Income" on the Consolidated Statements of Operations.

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

Intangible Assets

      In January 1997, the Company signed an agreement to acquire certain rights and related assets from Infarmedica Holding AG ("Infarmedica"), a former distributor of the Company's products. Under the terms of the agreement governing this relationship, Infarmedica held exclusive rights to market certain of the Company's products in Austria, the Benelux countries, Germany and Switzerland. As a result of the 1997 agreement, the Company gained access to a significant customer base in these European countries (including an assignment of license and maintenance agreements) and established subsidiaries in Germany and The Netherlands to support these customers directly. In consideration for the acquisition of these rights, the Company paid Infarmedica $1,800,000 in installment payments from 1997 through 1999, of which $497,000 was paid in 1999, $488,000 was paid in 1998 and $815,000 was paid in 1997. In addition, in January 1997 the Company granted Infarmedica a warrant to purchase 225,000 shares of the Company's common stock at $4.00 per share, which was fully vested upon issuance, expires on January 1, 2007 and is transferable only with the Company's consent. The fair value of the warrant was $48,000, calculated using an option pricing model. The Company recorded the acquisition of the customer base as an intangible asset representing the present value of the cash payments plus the fair value of the warrant issued. The related intangible asset was amortized over three years.

      In January 1999, the Company signed an agreement to acquire certain rights and related assets from Software Products Ltd. ("Software Products"), a former international distributor of the Company's products. Under terms of the agreement governing the distribution relationship, Software Products held exclusive rights to market certain of the Company's products in the United Kingdom. As a result of the 1999 agreement, the Company gained direct access to its mainframe customers in the United Kingdom. As consideration for the acquisition of these rights, the Company paid Software Products $4,000,000 in cash. As further consideration, the Company issued to Software Products 91,586 shares of Company common stock, with a fair value of $850,000 and subject to certain resale restrictions and registration rights. Additionally, the Company granted Software Products a warrant to purchase 150,000 shares of the Company's common stock at the then fair market value of $10.00 per share, which vested upon issuance and expires in January 2009. The fair value of the warrant was $540,000, calculated using an option pricing model assuming an expected warrant life of 2 years, a risk free interest rate of 4.6% and stock volatility of 60%. The Company recorded the acquisition of the customer base as an intangible asset representing the cash payment and the fair value of the stock and warrant issued and is amortizing the intangible asset over a five-year period.

      In April 1999, the Company established a subsidiary, Landmark Systems Singapore Pte Ltd. to act as a distributor of the Company's products in Singapore.

      In May 1999, the Company established a subsidiary, Landmark Systems France, SARL, to act as a distributor of the Company's client/server products in France. In October 1999, the Company acquired the distribution rights for its mainframe products from its international distributor in France. Under terms of the agreement to acquire the distribution rights, the Company paid the former distributor $1,200,000. Additionally, the Company granted the former distributor a warrant to purchase 100,000 shares of Company common stock at the then fair market value of $7.50 per share, which vested upon issuance. The warrant expires in October 2002 or October 2004 if certain conditions are met. The fair value of the warrant was $333,000, calculated using an option pricing model assuming an expected warrant life of three years, a risk free interest rate of 5.9% and stock volatility of 60%. The Company recorded the acquisition of the customer base as an intangible asset representing the cash payment and the fair value of the warrant issued, and is amortizing the intangible asset over a five-year period.

      In June 1999, the Company acquired the distribution rights from its international distributor in the Scandinavian countries and established a subsidiary, Landmark Systems Nordic, AB, to act as a distributor of the Company's products in the Scandinavian countries. Under terms of the agreement to acquire the distribution rights, the Company will pay the former distributor a royalty through June 2003 ranging from 65% to 85% of revenue received from the licensing of certain products to, and the receipt of maintenance revenue attributed to those products from, the former distributor's customers. Royalty expense to the former distributor was $225,000 for the year ended December 31, 1999.

      Amortization expense of costs to acquire distribution rights was $1,776,000 for the year ended December 31, 1999 and $616,000 for each of the years ended December 31, 1998 and 1997.

Software Development Costs

      The Company accounts for its software development activities in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed." The Company capitalizes costs incurred subsequent to the point of demonstrated technological feasibility and up to the time the product is available for release to customers. Amortization is computed on an individual product basis and is the greater of (i) the ratio of current gross revenues for a product to the total current and anticipated future gross revenues for the product or (ii) the straight-line method over the estimated economic life of the product. The Company amortizes capitalized software costs over an 18 months period.

Impairment of Long-Lived Assets

      The Company has adopted Statement of Financial Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). SFAS 121 prescribes that an impairment loss is recognized in the event that facts and circumstances indicate that the carrying amount of an asset may not be recoverable, and an estimate of future undiscounted cash flows is less than the carrying amount of the asset. Impairment is recorded based on an estimate of future discounted cash flows.

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

Comprehensive Income

      Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components. The Company's total comprehensive income is comprised of net income and other comprehensive income, which consists of foreign currency translation adjustments, and is presented in the Consolidated Statement of Changes in Stockholders' Equity.

Foreign Currency Translations

      The functional currency for the Company's international subsidiaries is the applicable local currency. The financial statements of international subsidiaries are translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates during each reporting period for results of operations. Adjustments resulting from translation of financial statements are included in stockholders' equity as other comprehensive income. The Company does not attempt to hedge its foreign currency exposures. Foreign currency transaction losses of $32,000, $6,000 and $253,000 in 1999, 1998 and 1997, respectively, are included in other income.

Fair Value of Financial Instruments

      The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to the short maturity of those instruments.

      The Company has $12,416,000 and $11,214,000 of unbilled accounts receivable outstanding at December 31, 1999 and 1998, respectively; the estimated fair values of these receivables are $12,698,000 and $12,095,000, respectively, calculated using discounted cash flows.

Concentrations of Credit Risk

      Financial instruments that expose the Company to concentrations of credit risk consist principally of accounts receivable and unbilled receivables. Credit risk is limited due to the large number and geographic dispersion of customers comprising the Company's customer base. No distributor or customer accounted for more than 10% of the Company's total outstanding receivables.

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

Earnings Per Share

      Basic earnings per share is computed by dividing the net income available to common stockholders by the weighted-average number of shares of common stock outstanding. Diluted earnings per share is computed by additionally reflecting the potential dilution that could occur, using the treasury stock method, if warrants and options to acquire common stock were exercised or resulted in the issuance of common stock that then shared in the earnings of the Company. The following is a reconciliation of the numerators and denominators for basic and diluted earnings per share for 1999, 1998 and 1997:


                                                                       Income               Shares             Per-Share
                                                                    (Numerator)          (Denominator)           Amount
                                                                     ----------           -----------            ------

For the year ended December 31, 1999
Basic EPS
     Net income available to common stockholders                      $4,077,052           12,407,132             $0.33
  Effect of dilutive securities
     Common stock options and warrants                                         -              736,252
                                                                      ----------           ----------
Diluted EPS                                                           $4,077,052           13,143,384             $0.31
                                                                      ==========           ==========

For the year ended December 31, 1998
Basic EPS
     Net income available to common stockholders                      $5,122,113           11,491,395             $0.45
 Effect of dilutive securities
     Common stock options and warrants                                         -              881,634
                                                                       ---------           ----------
Diluted EPS                                                           $5,122,113           12,373,029             $0.41
                                                                       =========           ==========

For the year ended December 31, 1997
 Net income                                                           $3,005,652
  Less accretion and dividends on
    Preferred stock                                                   (1,475,409)
                                                                      ----------
Basic EPS
    Net income available to common stockholders                        1,530,243            7,876,208             $0.19
  Effect of dilutive securities
     Common stock options and warrants                                        --              889,056
                                                                      ----------            ---------
Diluted EPS                                                           $1,530,243            8,765,264             $0.17
                                                                      ==========            =========


NOTE 3 -- SALE OF UNBILLED ACCOUNTS RECEIVABLE

      During 1999 and 1998, the Company sold, without recourse, unbilled accounts receivables with a book value of $8,772,000 and $7,821,000, respectively, to augment the Company's cash flow. The unbilled receivables sold were from customers in the U.S. with remaining payments of up to four years. The transactions were accounted for pursuant to SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and resulted in immaterial gains and losses for the Company.

NOTE 4 -- FIXED ASSETS



      Fixed assets consist of the following:

                                                                         December 31,
                                                                     1999                1998
                                                                     ----                ----
        Computer equipment                                       $ 7,138,539         $  5,782,284
        Office equipment                                           5,731,046            5,409,056
        Furniture and equipment                                    3,410,396            3,197,527
        Leasehold improvements                                     2,575,885            1,572,812
                                                                  ----------          -----------
                                                                  18,855,866           15,961,679
        Less accumulated depreciation                            (13,492,593)         (11,840,389)
                                                                 -----------          -----------
             Fixed assets, net                                    $5,363,273          $ 4,121,290
                                                                  ==========          ===========

      Depreciation expense was approximately $1,666,000, $1,385,000 and $1,201,000 in 1999, 1998 and 1997, respectively.

NOTE 5 -- CAPITALIZED SOFTWARE COSTS

      Capitalized software costs consist of the following:

                                                                         December 31,
                                                                    1999                1998
                                                                    ----                ----
        Capitalized software costs                              $ 21,019,994         $ 20,163,698
        Less accumulated amortization                            (20,153,035)         (19,905,976)
                                                                 -----------          -----------
             Capitalized software, net                          $    866,959         $    257,722
                                                                ============         ============

      The Company capitalized software development costs of approximately $856,000 and $258,000 during 1999 and 1998, respectively. The Company did not capitalize any software development costs in 1997, as any amounts eligible for capitalization were not material. Amortization expense of capitalized software costs was approximately $247,000, $400,000 and $1,250,000 in 1999, 1998 and
1997, respectively.

NOTE 6 -- DEBT

     In December 1998, the Company paid the remaining balance of its debt. This debt consisted of a note payable with an interest rate of 9% which was secured by fixed assets and was due in monthly installments from February 1996 through January 1999. The Company did not pay any interest in 1999. The Company paid interest of approximately $42,000 and $276,000 in 1998 and 1997, respectively.

      In March 1999, the Company obtained a revolving line of credit in the amount of $10,000,000. The line of credit, which is unsecured, has a floating interest rate of LIBOR plus 1.35% and expires June 30, 2000. No advances have been made on the line of credit. This agreement includes administrative fees of 0.25% on the unused balance of the line of credit.

NOTE 7 -- SEGMENT INFORMATION

      The Company classifies its operations into one industry segment, software development and related services. The Company categorizes its products and services into two groups: mainframe and client/server. The Company's revenues by product group consist of the following:

                                                      Year Ended December 31,
                                              1999            1998           1997
                                              ----            ----           ----
       Mainframe                          $45,395,464      $42,342,260    $37,741,852
       Client/server                        9,806,970        7,489,974      5,620,643
                                           ----------      -----------    -----------
          Total revenues                  $55,202,434      $49,832,234    $43,362,495
                                          ===========      ===========    ===========

      The Company sells its products outside the United States through its subsidiaries and international distributors. Revenues from international distributors are presented net of royalties paid to the distributors. The Company's revenues by country or geographic region are as follows:


                                                      Year Ended December 31,
                                           1999             1998            1997
                                           ----             ----            ----
     United States                     $37,763,652      $33,316,805     $28,786,077
     Germany                             3,665,206        4,165,628       2,666,617
     United Kingdom                      2,836,637        2,391,301       1,697,749
     Benelux                             1,815,552        2,126,476       1,359,219
     Australia                           1,782,883        1,553,149       1,512,141
     Other                               7,338,504        6,278,875       7,340,692
                                       -----------      -----------     -----------
          Total revenue                $55,202,434      $49,832,234     $43,362,495
                                       ===========      ===========     ===========

      The Company's long-lived assets, which consist of fixed assets, capitalized software and intangible assets, by country or geographic region are as follows:

                                                    December 31,
                                         1999            1998            1997
                                         ----            ----            ----
      United States                  $11,815,246      $4,760,777      $4,630,314
      Europe                             220,807         185,372         193,744
      Other                               48,291          48,863          57,556
                                     -----------      ----------      ----------
           Long-lived assets         $12,084,344      $4,995,012      $4,881,614
                                     ===========      ==========      ==========

NOTE 8 -- INCOME TAXES

      Income before income taxes consists of the following:


                                                                                  Year Ended December 31,
                                                                      1999           1998           1997
                                                                      ----           ----           ----
           United States                                           $ 6,791,643    $7,848,582     $5,560,340
           International subsidiaries                                 (396,270)      368,229       (627,244)
                                                                    ----------    ----------     ----------
                Income before taxes                                 $6,395,373    $8,216,811     $4,933,096
                                                                    ==========    ==========     ==========


      The provision for income taxes consists of the following:


                                                                      Year Ended December 31,
                                                              1999             1998            1997
                                                              ----             ----            ----
           Current taxes payable:
             U.S. Federal                                  $ 1,447,293     $ 2,664,377       $ 994,371
             Foreign                                           702,674         762,284         520,103
             State and local                                   256,335         195,898         143,600
                                                             ---------       ---------      ----------
                                                             2,406,302       3,622,559       1,658,074
                                                             ---------       ---------      ----------

           Deferred tax provision (benefit):
             U.S. Federal                                      128,388        (527,255)        333,311
             Foreign                                          (227,373)         44,587         (89,822)
             State and local                                    11,004         (45,193)         25,881
                                                            ----------     -----------    ------------
                                                               (87,981)       (527,861)        269,370
                                                            ----------     -----------    ------------

           Provision for income taxes                       $2,318,321      $3,094,698    $  1,927,444
                                                            ==========      ==========    ============

      The Company paid income taxes of approximately $3,446,000, $2,795,000 and $1,334,000 in 1999, 1998 and 1997, respectively. Foreign taxes paid relate primarily to taxes withheld from revenues remitted by international distributors.

      The Company provides deferred taxes for temporary differences between the bases of assets and liabilities for financial reporting purposes and the bases of assets and liabilities for tax return purposes. The net deferred tax assets at December 31, 1999 and 1998 are attributable to the following:



                                                                         December 31,
                                                                   1999                1998
                                                                   ----                ----
        Deferred tax assets:
           Deferred revenue                                        $ 938,515           $  938,515
           Stock incentive plan                                            -               37,881
           Allowance for doubtful accounts                           278,960              490,107
           Tax credit carryforwards                                  319,491              319,491
           Sublease and general sales tax accrual                    (29,154)              70,290
           Capitalized software development costs                     82,947              306,812
           Losses from subsidiaries not utilized                     606,057              365,235
           Depreciation and amortization                           1,004,499              519,687
           Other                                                     115,824              215,861
           Valuation allowance                                      (333,000)            (449,000)
                                                                  ----------           ----------
                                                                   2,984,139            2,814,879
        Deferred tax liabilities:
           Depreciation and amortization                            (157,260)             (76,000)
                                                                  ----------           ----------
        Net deferred tax assets                                   $2,826,879           $2,738,879
                                                                  ==========           ==========


        Current deferred tax assets                               $1,333,482           $1,644,482
        Non-current deferred tax assets                            1,493,397            1,094,397
                                                                  ----------           ----------
           Net deferred tax assets                                $2,826,879           $2,738,879
                                                                  ==========           ==========

      As of December 31, 1999 and 1998, the Company had a valuation allowance of $333,000 and $320,000, respectively, to reflect foreign tax credit carryforwards that, in the Company's estimation, would more likely than not expire prior to utilization. The Company recorded an increase to the valuation allowance of $13,000 in 1999 to reflect the tax effect of estimated international subsidiary net operating losses.

      Competent authority is a process to resolve unintended results between the U.S. and foreign taxing jurisdictions. In 1996, the Company established a provision for competent authority of $129,000 to reflect management's belief that the outcome of this process would likely result in a liability. In 1999, it was determined that the issues were resolved and the provision for competent authority of $129,000 was released.

      At December 31, 1999, the Company had foreign net operating loss carryforwards of approximately $1,670,000, of which $240,000 expires in the year 2004. The remaining $1,430,000 carries forward indefinitely and is available to offset future foreign taxable income.

      The provision for income taxes differs from the amount of taxes determined by applying the U.S. Federal statutory rate to income before income taxes as a result of the following:


                                                                        Year Ended December 31,
                                                                  1999           1998          1997
                                                                  ----           ----          ----
           Computation of U.S. Federal income
             taxes at the statutory rate                           34.0%          35.0%      34.0%
           State and local taxes, net of Federal
             income tax benefit                                     2.7            1.6        1.9
           Change in valuation allowance                            0.2           (0.1)       2.8
           Change in provision for competent
             authority                                             (2.0)             -       (1.9)
           Other                                                    1.4            1.2        2.3
                                                                   ----           ----       ----
                Provision for income taxes                         36.3%          37.7%      39.1%
                                                                   ====           ====       ====

NOTE 9 -- EMPLOYEE BENEFIT PLAN

      The Company has a 401(k) defined contribution plan. During 1999, 1998 and 1997, the Company matched 50% of the first 3% of employees' deferred contributions. Employees are fully vested in all Company contributions. The Company recorded expense for its matching contributions of approximately $273,000, $228,000 and $217,000 during 1999, 1998 and 1997, respectively.

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

       The following table summarizes the activity with respect to the Series A Preferred Stock and Series B Preferred Stock:

                                                   Series A Preferred Stock                 Series B Preferred Stock
                                                   ------------------------                 ------------------------
                                                                   Redemption                               Redemption
                                                  Shares             Value                 Shares             Value
                                                  ------             -----                 ------             -----
  Balance at December 31, 1996                 1,020,000         $  5,865,000                    --                  --
    Issuance of Series B preferred stock              --              --                    395,195       $   2,500,000
    Redemption of Series A preferred
      stock                                     (164,835)          (1,124,999)                   --                  --
    Adjustment to redemption value                    --            1,096,500                    --             136,079
    Conversion to common stock                  (855,165)          (5,836,501)             (395,195)         (2,636,079)
                                               ---------          -----------            ----------        ------------



  Balance at December 31, 1997                        --         $         --                    --       $          --
                                               =========          ===========            ==========        ============

NOTE 11 -- COMMON STOCK INSTRUMENTS AND STOCKHOLDERS' EQUITY

Stock Purchase Plans

      During 1998, the Company adopted the 1998 Stock Purchase Plan ("1998 SPP") which replaced the 1991 Employee Stock Purchase Plan ("1991 ESPP"). Under the 1998 SPP, eligible employees may use up to 10 percent of their gross cash compensation to purchase shares of the Company's common stock at a purchase price equal to 85 percent (90 percent during 1998 and the first three quarters of 1999) of the fair value of the stock as of the last day of the previous quarter or the day before the last day of the current quarter, whichever is lower. For the plan years ended April 30, 1998 and 1997, the Board made 75,000 shares available for purchase under the 1991 ESPP. Under the 1991 ESPP, eligible employees could purchase shares valued at up to 10 percent of their gross cash compensation at fair value as determined by the Board. During 1999, 1998 and 1997, 71,534, 39,512 and 64,716 shares, respectively, were purchased under the stock purchase plans.

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

     As of December 31, 1999, a total of 4,500,000 shares of common stock can be issued under the 1994 SIP through (i) qualified stock options, which qualify as incentive stock options and have an exercise price equal to or greater than the fair market value of the common stock at the date of grant, (ii) non-qualified stock options, which have an exercise price equal to or greater than 85% of the fair market value of the common stock on the date of grant, (iii) restricted stock awards for common stock at a price determined by the Board, but not less than 85% of the fair market value of the stock at the date of grant, which is non transferable and subject to repurchase at the holder's cost until Board designated conditions have been met, or (iv) stock bonuses.

1996 Advisory Board and Directors Stock Incentive Plan

     Options granted under the 1996 Advisory Board and Directors Stock Incentive Plan (the "1996 ABP") are granted at the market value of the Company's common stock on the date of grant, vest over a four year period and expire ten years after the grant date. In 1999, 1998, and 1997 the Company granted options totaling 66,000, 36,000, and 12,000, respectively, to its Board members. In October 1997, the Company terminated the Advisory Board, accelerated the vesting of 18,000 options granted pursuant to the 1996 ABP which were scheduled to vest on December 31, 1997, and canceled 36,000 unvested options granted pursuant to the 1996 ABP.

Other Stock Options

     In 1997, the Company issued 128,002 options to former employees of the Company to replace options previously issued under the 1989 SIP, the 1992 ESIP and the 1994 SIP which expired unexercised concurrent with or subsequent to separation from the Company. The terms of the options granted were similar to, but not identical to, the terms of the options they replaced. The Company recorded compensation expense associated with these options of $60,000 in 1997.

Options Outstanding and Exercisable

     The following table summarizes information about options outstanding for all stock option plans:

                                      Shares           Price Per        Weighted- Average
                                    Outstanding          Share           Exercise Price
                                   Under Option       Under Option          Per Share
                                   -------------      ------------          ---------
Balance at December 31, 1996         2,793,632      $ 3.00--$4.00           $   3.67
  Stock options granted                605,452        3.33-- 4.97               3.97
  Stock options exercised             (490,435)       3.00-- 4.00               3.38
  Stock options canceled              (348,821)       3.33-- 4.00               3.88
  Stock options expired                (48,875)       3.59-- 4.00               3.95
                                     ---------

Balance at December 31, 1997         2,510,953        3.00-- 4.97               3.76
  Stock options granted                839,875        6.13--10.75               8.27
  Stock options exercised             (529,742)       3.17-- 8.63               3.79
  Stock options canceled              (344,103)       3.33-- 8.63               5.45
                                     ---------

Balance at  December 31, 1998        2,476,983        3.00--10.75               5.01
  Stock options granted              1,300,402        7.44--13.38              10.55
  Stock options exercised             (892,385)       3.00-- 8.63               3.66
  Stock options canceled              (276,871)       4.00--12.88               9.08
                                     ---------

Balance at  December 31, 1999        2,608,129      $ 3.17--$13.38          $   7.78
                                     =========


     The following table summarizes information about options outstanding at December 31, 1999 by plan:


                              Total Options         Total Options              Total Options Available
                               Outstanding            Exercisable                 for Future Grant
                               -----------            -----------                  ----------------
1994 SIP                         2,304,129                576,946                   1,180,274
1996 ABP                           162,000                 63,000                     126,000
Other stock options                142,000                142,000                           -
                                ----------                -------                  ----------
      Totals                     2,608,129                781,946                   1,306,274
                                 =========                =======                   =========

     At December 31, 1999, the average exercise price per share of exercisable options was $5.77. The unvested options vest primarily over a four-year period and will be fully vested in the year 2003. The remaining average option life is
7.5 years.

    For stock options granted prior to the IPO, the Company estimated the fair value of each employee option grant on the date of grant using a minimum value model. The weighted-average assumptions included in the Company's fair value calculations are as follows:


                                               1999           1998         1997
                                               -----          -----        -----
Expected life (years)                            5               5            5
Risk-free interest rate                        4-6%            4-6%         5-6%
Volatility                                      70%             60%           0%
Dividend yield                                   0%              0%           0%

     The weighted-average fair value of stock options granted under the employee stock option plans during 1999, 1998 and 1997 was $6.57, $4.64 and $1.05, respectively. Had the Company determined compensation costs for these option plans and the stock purchase plans in accordance with SFAS No. 123 (Note 2), the Company's net income for 1999 would have been approximately $2,076,000 or $0.17 per basic share and $0.16 per diluted share. The Company's net income for 1998 would have been approximately $4,418,000, or $0.38 per basic share and $0.36 per diluted share. The Company's net income for 1997 would have been approximately $2,645,000, or $0.15 per basic and $0.13 per diluted share. The SFAS No. 123 method of accounting does not apply to options granted prior to January 1, 1995 and, accordingly, the resulting pro forma compensation cost may not be representative of future amounts.

Stock Compensation Expense

     The Company records stock compensation expense for the amount, if any, by which the fair market value of the Company's common stock exceeds the option exercise price at the date of the option grant. Prior to the IPO, the Company also recorded stock compensation expense for shares and options outstanding under the 1989 SIP, the 1992 ESIP and the 1991 ESPP to reflect any increase in the amount at which the holders could require the Company to repurchase such shares. The Company records stock compensation benefit to reflect any forfeitures of unvested stock options. The Company recorded stock compensation expense of approximately $0, $100,000 and $591,000 in 1999, 1998 and 1997,
respectively. Prior to the IPO, the Board determined the fair value of the Company's common stock. The fair value of the Company's common stock effective May 1, 1997 was $4.97.

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

           The following table summarizes the activity with respect to the redeemable common stock instruments:



                                                                        Shares of
                                                                      Common Stock                                  Redemption
                                                                        Underlying           Shares of               Value of
                                                                        Redeemable           Redeemable             Common Stock
                                                                      Stock Options        Common Stock              Instruments
                                                                      -------------        ------------             ------------
Balance at December 31, 1996                                                572,010              50,360            $   703,930
     Adjustment to redemption value                                              --                  --                425,834
     Redeemable common stock issued                                        (173,265)            242,963                820,007
     Redeemable common stock repurchased by the
     Company                                                                     --             (19,433)               (93,366)
     Cancellation of redeemable stock options                               (20,967)                 --                 (4,185)
     Waiver of rights to require repurchase                                (213,750)             (8,240)              (237,108)
     Lapse of rights to require repurchase                                 (164,028)           (265,650)            (1,615,112)
                                                                           --------            --------              ---------
Balance at December 31, 1997                                                     --                  --            $        --
                                                                           ========            ========              =========

NOTE 12 -- COMMITMENTS

     During 1988, the Company entered into a ten-year lease for office space which included a rent abatement for one and one half years. Rental expense has been calculated as total rental payments spread ratably over the life of the lease. An accrued rent expense is created in years when rent expense exceeds cash payments. In 1996, the Company extended the lease commitment by five years. The current and long-term portions of the deferred rent abatement at December 31, 1999 are approximately $87,000 and $218,000, respectively, and have been included in accrued expenses or other liabilities, as appropriate.

     During 1998, the Company entered into a lease for office space for the Company's new headquarters facility, and concurrently subleased the Company's existing headquarters facility at terms which are comparable to those contained within the Company's existing lease. The Company moved into the new facility in June 1999 and turned its existing premises over to the subleasee at that time. The lease for the new facility has a twelve-year term.

     The Company is committed for the payment of minimum rentals, exclusive of escalation charges and renewal options and net of sublease income, under office space, computer and other equipment operating lease agreements through 2004 for the following amounts:

                Year ending December 31,
                -------------------------
                2000                              $  3,200,000
                2001                                 2,700,000
                2002                                 1,800,000
                2003                                 1,700,000
                2004                                 1,800,000
                Thereafter                          11,900,000
                                                   -----------
                 Total                             $23,100,000
                                                   ===========

     Additionally, the Company leases certain equipment under cancelable operating leases. The total rental expense under all equipment and office space operating leases was approximately $3,800,000, $3,200,000 and $2,700,000 in 1999, 1998 and 1997, respectively.

NOTE 13 - UNAUDITED QUARTERLY RESULTS

     The following table sets forth unaudited quarterly consolidated statements of operations data for the years ended December 31, 1999, 1998 and 1997 (in thousands, except per share amounts):

                                                                 Mar 31,           Jun 30,           Sep 30,           Dec 31,
                                                                 ------            ------            ------            ------
           1999
                Total revenues                                   $13,798           $14,325           $13,001           $14,078
                Gross profit                                      11,900            12,382            11,052            11,972
                Net Income                                         1,452             1,439               300               886
                Earnings per share
                     Basic                                          0.12              0.12              0.02              0.07
                     Diluted                                        0.11              0.11              0.02              0.07

           1998
                Total revenues                                    10,300            12,144            12,369            15,019
                Gross profit                                       8,893            10,642            11,225            13,599
                Net income                                           692               954             1,423             2,053
                Earnings per share
                     Basic                                          0.06              0.08              0.12              0.18
                     Diluted                                        0.06              0.08              0.11              0.16

           1997
                Total revenues                                     9,995             9,960            10,422            12,985
                Gross profit                                       8,573             8,475             8,997            11,433
                Net income                                           357               170               695             1,783
                Earnings per share
                     Basic                                          0.04             (0.14)             0.07              0.19
                     Diluted                                        0.04             (0.14)             0.07              0.16

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information with respect to directors required by this item is incorporated by reference from the Company's 2000 Proxy Statement to be filed with the Securities and Exchange Commission by May 1, 2000.

The information with respect to officers required by this item is included at the end of Part I of this document under the heading "Executive Officers of the Company."

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference from the Company's 2000 Proxy Statement to be filed with the Securities and Exchange Commission by May 1, 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this item is incorporated by reference from the Company's 2000 Proxy Statement to be filed with the Securities and Exchange Commission by May 1, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is incorporated by reference from the Company's 2000 Proxy Statement to be filed with the Securities and Exchange Commission by May 1, 2000.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

        (a) Listed below are the documents filed as a part of this report:

        1.    Financial Statements and the Independent Accountants Report:

                  Report of Independent Accountants
                  Consolidated Statements of Operations
                  Consolidated Balance Sheets
                  Consolidated Statements of Changes in Stockholders' Equity Consolidated Statements of Cash Flows
                  Notes to Consolidated Financial Statements

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

                       10.7*       1998 Employee Stock Purchase Plan
                                   (incorporated by reference to Exhibit 99 forming a part of the Company's registration statement on Form S-8 (File No. 333-61161) filed with the Securities and Exchange
                                   Commission under the Securities Act of 1933, as amended.)

                      10.8/\       Deed of Lease between Boston Properties
                                   Limited Partnership and Landmark Systems
                                   Corporation dated January 30, 1998

                      22.1/\       Subsidiaries of the Company

                      23.1/\       Consent of PricewaterhouseCoopers LLP

                      27.1/\       Financial Data Schedule

                      * Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Form 10-K.

                      /\   Filed herewith.

        (b) Reports on Form 8-K:

        None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       LANDMARK SYSTEMS CORPORATION

Date:     March 30, 2000               By:  /s/  Katherine K. Clark
          --------------                    -----------------------
                                            Katherine K. Clark
                                            Chief Executive Officer and Director
                                            (Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2000.


Signature                                         Title
---------                                         -----
/s/  Patrick H. McGettigan                        Chairman of the Board
----------------------------------
Patrick H. McGettigan

/s/  Katherine K. Clark                           President, Chief Executive Officer and Director
---------------------------
Katherine K. Clark                                (Principal Executive Officer)

/s/  Jeffrey H. Bergman                           Director
----------------------------------
Jeffrey H. Bergman

/s/  T. Eugene Blanchard                          Director
----------------------------------
T. Eugene Blanchard

/s/  Dennis J. Bowman                             Director
----------------------------------
Dennis J. Bowman

/s/  Patrick W. Gross                             Director
----------------------------------
Patrick W. Gross

/s/  Sudhakar V. Shenoy                           Director
----------------------------------
Sudhakar V. Shenoy

/s/  Frederick S. Rolandi, III                    Vice President and Chief Financial Officer
----------------------------------
Frederick S. Rolandi, III                         (Principal Accounting Officer)


                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE


To the Board of Directors and Stockholders of Landmark Systems Corporation

Our audits of the consolidated financial statements referred to in our report dated February 29, 2000, relating to the consolidated financial statements, appearing in Landmark Systems Corporation's Annual Report on Form 10-K for the year ended December 31, 1999 also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PricewaterhouseCoopers LLP

McLean, Virginia
February 29, 2000

                          LANDMARK SYSTEMS CORPORATION
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999


                       COL. A                       COL. B              COL. C              COL. D                   COL. E
                       ------                       ------              ------              ------                   ------

                                                  BALANCE AT
                                                BEGINNING OF          CHARGED TO                                   BALANCE AT
DESCRIPTION                                         PERIOD            OPERATIONS          DEDUCTIONS              END OF PERIOD
                                                    ------            ----------          ----------              -------------
Year Ended December 31, 1997
Allowance for uncollectible accounts                $382,044            $775,623           $(536,968)        (A)      $620,699
Deferred tax asset valuation allowance               410,000              44,000                 --                    454,000

Year Ended December 31, 1998
Allowance for uncollectible accounts                 620,699           1,315,193            (612,673)        (A)     1,323,219
Deferred tax asset valuation allowance               454,000             (5,000)                 --                    449,000

Year Ended December 31,1999
Allowance for uncollectible accounts               1,323,219            727,506           (1,255,405)        (A)      795,320
Deferred tax asset valuation allowance               449,000                 --             (116,000)        (B)      333,000


(A)        Uncollectible accounts written off and sales returns

(B)        Reduction of tax valuation allowance

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                                                  EXHIBITS
                                                        --------

22.1           Subsidiaries of the Company

23.1           Consent of PricewaterhouseCoopers LLP

27.1           Financial Data Schedule