Form 10-Q
period 2000-03-31
LANDMARK SYSTEMS CORP
filed 2000-05-15
CIK 854418

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                      For the quarter ended March 31, 2000
                         Commission File Number 0-23373


                          LANDMARK SYSTEMS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



                 VIRGINIA                                54-1221302
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)

        12700 Sunrise Valley Drive                            20191
                Reston, VA
     (Address of principal executive offices)               (Zip Code)


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

YES  X    NO
   -----     -----

Number of shares outstanding of the issuer's classes of common stock as of April 28, 2000:


                   Class                          Number of SharesOutstanding
                   -----                          ---------------------------
  Common Stock, par value $.01 per share                  12,983,044

                          LANDMARK SYSTEMS CORPORATION

                          QUARTER ENDED MARCH 31, 2000

                                      INDEX

                                                                            PAGE

 PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements

          Condensed Consolidated Statements of Operations for the three months ended March 31, 2000 (unaudited) and March 31, 1999
          (unaudited)                                                         4

          Condensed Consolidated Balance Sheets as of March 31,
          2000 (unaudited) and December 31, 1999                              5

          Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2000 (unaudited) and March 31, 1999
          (unaudited)                                                         6

          Notes to Condensed Consolidated Financial Statements
          (unaudited)                                                       7-8

 Item 2.  Management's Discussion and Analysis of Results of
          Operations and Financial Condition                               9-12

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk         12

 PART II. OTHER INFORMATION

 Item 1.  Legal Proceedings                                                  12

 Item 2.  Changes in Securities and Use of Proceeds                          12

 Item 3.  Defaults Upon Senior Securities                                    12

 Item 4.  Submission of Matters to a Vote of Security Holders                12

 Item 5.  Other Information                                                  12

 Item 6.  Exhibits and Reports on Form 8-K                                12-14

 SIGNATURES                                                                  15

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

    The condensed consolidated financial statements set forth below for the three-month periods ended March 31, 2000 and 1999 are unaudited, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (see Note 1). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. Landmark Systems Corporation believes that the disclosures made are adequate to make the information presented not misleading. The results for the three-month period ended March 31, 2000 are not necessarily indicative of the results for the fiscal year.

    In the opinion of management, the accompanying condensed consolidated financial statements reflect all necessary adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of results for the periods presented. It is recommended that these financial statements be read in conjunction with the latest audited consolidated financial statements and notes thereto (included in the Annual Report on Form 10-K for the year ended December 31, 1999).

                          LANDMARK SYSTEMS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                    THREE MONTHS ENDED MARCH 31,
                                           -----------------------------------------
                                                    2000                   1999
                                           ----------------------  -----------------

Revenues
     License revenues                            $ 4,439,903             $ 6,656,563
     Maintenance revenues                          8,024,741               7,141,412
                                                 -----------             -----------
           Total revenues                         12,464,644              13,797,975

Cost of revenues
     Cost of license revenues                        254,239                 276,209
     Cost of maintenance revenues                  1,273,262               1,198,020
     Cost to acquire distribution rights             551,891                 423,500
                                                 -----------             -----------
           Total cost of revenues                  2,079,392               1,897,729
                                                 -----------             -----------
     Gross profit                                 10,385,252              11,900,246
                                                 -----------             -----------

Operating expenses
     Sales and marketing                           5,436,699               4,523,865
     Product research and development              3,609,345               4,162,631
     General and administrative                    1,530,506               1,441,868
                                                 -----------             -----------
           Total operating expenses               10,576,550              10,128,364
                                                 -----------             -----------

Operating (loss) income                             (191,298)              1,771,882

Interest and other income, net                       548,824                 579,111
                                                 -----------             -----------

Income before taxes                                  357,526               2,350,993
     Provision for income taxes                      135,860                 899,258
                                                 -----------             -----------

Net income                                       $   221,666             $ 1,451,735
                                                 ===========             ===========

Earnings per share
     Basic                                       $      0.02             $      0.12
     Diluted                                     $      0.02             $      0.11

     See accompanying notes to condensed consolidated financial statements.

                          LANDMARK SYSTEMS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                           MARCH 31, 2000  DECEMBER 31, 1999
                                                           --------------  -----------------
                                                            (UNAUDITED)
ASSETS
Current assets:
     Cash and cash equivalents                               $33,035,891     $32,135,952
     Accounts receivable, net of allowance for
           doubtful accounts of $825,000 and
           $795,000                                            9,748,814      13,987,545
     Unbilled accounts receivable                              7,917,080       5,353,362
     Other current assets                                      5,080,223       4,101,196
                                                             -----------     -----------
           Total current assets                               55,782,008      55,578,055

Unbilled accounts receivable - noncurrent                      5,692,994       7,063,059
Fixed assets, net                                              5,112,489       5,363,273
Capitalized software costs, net                                1,362,216         866,959
Intangible assets, net                                         5,588,008       5,854,112
Other assets                                                   1,758,821       1,781,297
                                                             -----------     -----------
Total assets                                                 $75,296,536     $76,506,755
                                                             ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable, accrued expenses and
      other current liabilities                              $ 4,235,497     $ 4,802,286
     Deferred revenue                                         21,241,468      21,529,799
                                                             -----------     -----------
           Total current liabilities                          25,476,965      26,332,085

Deferred revenue - noncurrent                                 10,574,646      11,866,661
Other liabilities                                                326,576         366,115
                                                             -----------     -----------
Total liabilities                                             36,378,187      38,564,861
                                                             -----------     -----------

Stockholders' equity:
     Common stock, $0.01 par value, 30,000,000
           Shares authorized, 12,955,731 and
           12,838,090 issued and outstanding                     129,557         128,381
     Additional paid-in capital                               34,717,569      34,049,244
     Retained earnings                                         4,180,184       3,958,518
     Accumulated other comprehensive loss                       (108,961)       (194,249)
                                                             -----------     -----------
Total stockholders' equity                                    38,918,349      37,941,894
                                                             -----------     -----------
Total liabilities and stockholders' equity                   $75,296,536     $76,506,755
                                                             ===========     ===========

     See accompanying notes to condensed consolidated financial statements.

                          LANDMARK SYSTEMS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                          ------------------------------------------
                                                                                   2000                     1999
                                                                          ----------------------   -----------------
                     Cash flows from operating activities
                          Net income                                            $   221,666              $ 1,451,735
                          Adjustments to reconcile net income to net
                                   cash flows from operations
                              Depreciation and amortization                         838,945                  865,502
                          Tax benefit for exercise of stock options                 158,824                  627,304
                          Sale of unbilled accounts receivable                      992,414                2,960,292
                          Changes in working capital                               (918,485)              (2,753,311)
                                                                                -----------              -----------
                              Net cash provided by operating activities           1,293,364                3,151,522
                                                                                -----------              -----------

                     Cash flows from investing activities
                          Acquisition of distribution rights                       (285,789)              (4,221,080)
                          Capitalized software development costs                   (538,211)                       -
                          Capital expenditures                                     (191,345)                (844,419)
                                                                                -----------              -----------
                              Net cash used in investing activities              (1,015,345)              (5,065,499)
                                                                                -----------              -----------

                     Cash flows from financing activities
                          Proceeds from sale of common stock                        510,677                1,228,422
                                                                                -----------              -----------
                              Net cash provided by financing activities             510,677                1,228,422
                                                                                -----------              -----------

                     Effect of exchange rate changes on cash                        111,243                 (216,544)
                                                                                -----------              -----------
                     Net increase (decrease) in cash and
                          cash equivalents                                          899,939                 (902,099)
                     Cash and cash equivalents, beginning of period              32,135,952               28,322,234
                                                                                -----------              -----------
                     Cash and cash equivalents, end of period                   $33,035,891              $27,420,135
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

    The results of the interim periods presented are not necessarily indicative of the results for the year. The Company's interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on Form 10-K.

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS

    In December 1998, the American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position ("SOP") 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." SOP 98-9 modifies SOP 97-2 by requiring revenue to be recognized using the "residual method" if certain conditions are met. The Company adopted SOP 98-9 on January 1, 2000. The adoption did not have a material effect on the Company's financial condition or results of operations.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements" to provide guidance regarding the recognition, presentation and disclosure of revenue in the financial statements. The Company adopted the provisions of SAB 101 (as amended by SAB 101A which deferred the implementation date of SAB 101 by one quarter) on April 1, 2000. Management believes the adoption will not have a material effect on the Company's financial condition or results of operations.

    In April 2000, the Financial Accounting Standards Board (the "FASB") issued FASB Interpretation ("FIN") 44, "Accounting for Certain Transactions Involving Stock Compensation: Interpretation of APB Opinion No. 25". The Company is evaluating the provisions of FIN 44.

NOTE 3 - EARNINGS PER SHARE

    The following reconciliation of the numerators and denominators is provided for basic and diluted earnings per share for the three months ended March 31, 2000 and 1999. Basic earnings per share is computed by dividing the net income by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by additionally reflecting the potential dilution that could occur, using the treasury stock method, if warrants and options to acquire common stock were exercised and resulted in the issuance of common stock.

                                             INCOME        SHARES      PER-SHARE
                                           (NUMERATOR)  (DENOMINATOR)   AMOUNT

For the three months ended March 31, 2000
     Basic earnings per share               $  221,666   12,901,578      $0.02
                                                                         =====
     Effect of dilutive securities
         Stock options and warrants                  -      350,684
                                            ----------   ----------
     Diluted earnings per share             $  221,666   13,252,262      $0.02
                                            ==========   ==========      =====

For the three months ended March 31, 1999
     Basic earnings per share               $1,451,735   11,946,760      $0.12
                                                                         =====
     Effect of dilutive securities
         Stock options and warrants                  -    1,024,367
                                            ----------   ----------
     Diluted earnings per share             $1,451,735   12,971,127      $0.11
                                            ==========   ==========      =====

NOTE 4 - COMPREHENSIVE INCOME

     The Company's total comprehensive income is comprised of net income and other comprehensive income, which consists of foreign currency translation adjustments. Total comprehensive income for the three months ended March 31, 2000 and 1999 was $306,954 and $1,235,196, respectively.


NOTE 5 - SEGMENT REPORTING

    The Company classifies its operations into one industry segment, software development and related services. The Company categorizes its products and services into two groups: OS/390 (formerly referred to as "mainframe") and client/server. The Company's revenues by product group consist of the following:


                              THREE MONTHS ENDED MARCH 31,
                       -----------------------------------------
                               2000                  1999
                       -------------------- --------------------
     OS/390                 $10,547,486          $10,799,420
     Client/server            1,917,158            2,998,555
                            -----------          -----------
         Total revenues     $12,464,644          $13,797,975
                            ===========          ===========

    The Company sells its products outside the United States through its subsidiaries and international distributors. Revenues from international distributors are presented net of royalties retained by the distributors. The Company's revenues by country or geographic region are as follows:

                                      THREE MONTHS ENDED MARCH 31,
                               -----------------------------------------
                                       2000                  1999
                               -------------------- --------------------
      United States                 $ 8,388,417          $ 9,471,228
      Germany                           982,838            1,001,448
      United Kingdom                    851,721              968,125
      Benelux                           342,675              671,964
      Australia                         248,702              370,410
      Other                           1,650,291            1,314,800
                                    -----------          -----------
          Total revenues            $12,464,644          $13,797,975
                                    ===========          ===========

    The Company's long-lived assets, which consist of fixed assets, capitalized software and intangible assets, by country or geographic region are as follows:

                                       THREE MONTHS ENDED MARCH 31,
                                ------------------------------------------
                                      1999                     1998
                                --------------------  --------------------
     United States                   $11,779,120           $10,085,410
     Europe                              244,261               212,489
     Other                                39,361                66,030
                                     -----------           -----------
         Total long-lived assets     $12,062,742           $10,363,929
                                     ===========           ===========

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations

    The following table sets forth the Company's Condensed Consolidated Statements of Operations expressed as percentages of total revenues for the periods indicated:

                                             THREE MONTHS ENDED MARCH 31,
                                             ----------------------------
                                                   2000         1999
                                                   ----         ----
   Revenues
        License revenues                           35.6%        48.2%
        Maintenance revenues                       64.4         51.8
                                                  -----        -----
            Total revenues                        100.0        100.0

   Cost of revenues
        Cost of license revenues                    2.1          2.0
        Cost of maintenance revenues               10.2          8.7
        Cost to acquire distribution rights         4.4          3.1
                                                  -----        -----
            Total cost of revenues                 16.7         13.8
                                                  -----        -----
   Gross profit                                    83.3         86.2
                                                  -----        -----
   Operating expenses
        Sales and marketing                        43.6         32.8
        Product research and development           29.0         30.2
        General and administrative                 12.3         10.4
                                                  -----        -----
            Total operating expenses               84.9         73.4

   Operating income                                (1.6)        12.8
        Net interest and other income               4.5          4.2
                                                  -----        -----
   Income before income taxes                       2.9         17.0
        Provision for income taxes                  1.1          6.5
                                                  -----        -----
   Net income                                       1.8%        10.5%
                                                  =====        =====

    Total revenues. Total revenues decreased 9.7% from $13.8 million for the three months ended March 31, 1999, to $12.5 million for the three months ended March 31, 2000. Revenues for the first three months of 2000 from OS/390 (formerly referred to as "mainframe") products and services were $10.5 million, a decrease of 2.3% from the same period in the prior year. Revenues for the first three months of 2000 from client/server products and services were $1.9 million, a decrease of 36.1% from the same period in the prior year. The decrease in client/server revenues is the result of one unusually large transaction in the first quarter of 1999, while no such large transactions occurred in the 2000 period. The overall decrease in revenues is primarily due to sales slowdowns caused by certain Year 2000 issues.

    License revenues. License revenues decreased 33.3% from $6.7 million for the three months ended March 31, 1999, to $4.4 million for the three months ended March 31, 2000.

    Maintenance revenues. Maintenance revenues increased from $7.1 million for the three months ended March 31, 1999 to $8.0 million in the 2000 period. Maintenance revenues were favorably impacted by the volume of prior year's license sales, partially offset by an increase in conversions of license agreements, which often may result in lower maintenance fees. A conversion of a license agreement is, in effect, a migration from either a site or CPU license to a MIPS (millions of instructions per second) or MSU (measured service units) license. A site or CPU license allows the customer to use the licensed software only in one designated location. A MIPS or MSU license, however, allows the customer to use the licensed software in a multi-site environment (these licenses are often selected by customers who can reasonably anticipate their computing capacity needs, and this license is priced in proportion to the computing capacity of the machine). If a customer elects to convert to a MIPS or MSU license, the customer is required to pay the Company an additional fee whenever the customer increases the size of their computing environment. The list price of the new license and the associated maintenance may be lower than that of the original license and maintenance because of changes in fair values over time. Maintenance renewal rates have historically been in the 85% to 90% range, and management believes future maintenance renewal rates will continue at this level.

    Cost of license revenues. Cost of license revenues includes amortization of capitalized software costs, product royalties, materials and packaging expenses. Costs of license revenues were $0.3 million for the three months ended March 31, 2000 and 1999, representing 5.7% and 4.1% of license revenues in such periods.

    Cost of maintenance revenues. Cost of maintenance revenues consists of personnel and related costs for customer support, training and consulting services. Costs of service revenues were $1.3 million and $1.2 million for the three months ended March 31, 2000 and 1999, respectively, representing 15.9% and 16.8% of service revenues in such periods. The slight increase in costs from 1999 to 2000 is a result of a slight increase in headcount in support personnel and normal increases in salary from year to year.

    Cost to acquire distribution rights. Cost to acquire distribution rights includes royalties paid related to the acquisition of distribution rights as well as the straight-line amortization of international distribution rights that have been reacquired from third party resellers. Cost to acquire distribution rights for the three months ended March 31, 2000 and 1999 were $0.6 million and $0.4 million, respectively. The increase in 2000 is primarily due to the amortization of distribution rights acquired in October 1999 from the Company's former distributors in France, and royalties of $0.2 million paid during the three months ended March 31, 2000 to the Company's former distributor in the Nordic region.

    Sales and marketing. Sales and marketing includes personnel and related costs for the Company's direct sales organization, marketing staff and promotional expenses. Sales and marketing expenses were $5.4 million and $4.5 million for the three months ended March 31, 2000 and 1999, respectively, representing 43.6% and 32.8% of total revenues in such periods. The increase in sales and marketing expenses is primarily due to an increase in personnel in the worldwide direct sales organization, and an increase in marketing activities for the Company's e-business products.

    Product research and development. Product research and development includes personnel and related costs for the Company's development staff. Product research and development expenses were $3.6 million and $4.2 million for the three months ended March 31, 2000 and 1999, respectively, representing 29.0% and 30.2% of total revenues in such periods. The decrease in product research and development expenses from 1999 to 2000 is primarily due to the capitalization of $0.5 million of software development costs during the three months ended March 31, 2000.

    General and administrative. General and administrative includes salaries and related costs of administration, finance and management personnel, as well as legal and accounting fees. General and administrative expenses were $1.5 million and $1.4 million for the three months ended March 31, 2000 and 1999, respectively, representing 12.3% and 10.4% of total revenues in such periods. The slight increase in general and administrative expenses from 1999 to 2000 is primarily due to an increase in office costs and other general and administrative expenses arising from the establishment of several new subsidiaries during 1999.

    Net interest and other income. Net interest and other income includes interest income earned on cash balances, interest income recorded on installment receivables, interest expense incurred on term and revolving credit facilities, bank fees and exchange gains (losses) incurred by the Company on transactions denominated in foreign currencies. Net interest and other income totaled $0.55 million and $0.58 million for the three months ended March 31, 2000 and 1999, respectively. Of these amounts, $0.4 million and $0.3 million represent interest earned on the Company's bank balances for the three months ended March 31, 2000 and 1999, respectively.


LIQUIDITY AND CAPITAL RESOURCES

    At March 31, 2000, the Company had cash and cash equivalents of $33.0 million and working capital of $30.3 million. During the three months ended March 31, 2000, net cash provided by operating and financing activities were $1.3 million and $0.5 million, respectively, while net cash used in investing activities was $1.0 million. The Company invests its cash, which includes the $12.0 million proceeds from the Company's initial public offering in November 1997, in a money market fund. The Company had no debt as of March 31, 2000, other than normal trade payables and accrued liabilities. Stockholders' equity at March 31, 2000 was $38.9 million.

    In March 1999, the Company obtained a revolving line of credit in the amount of $10.0 million. The line of credit, which was granted on an unsecured basis, has a floating interest rate of LIBOR plus 1.35% and expires June 30, 2000. No advances have been made on the line of credit.

    The Company continues to finance its growth through funds generated from operations. For the three months ended March 31, 2000, cash flow from operations was $1.3 million. The Company periodically sells unbilled accounts receivable, on a non-recourse basis, to augment its operating cash flows. In March 2000, the Company sold $1.0 million of unbilled accounts receivable. The sale of the unbilled receivables resulted in an immaterial gain for the Company. In the future, the Company may sell additional unbilled accounts receivable from time to time depending on the Company's cash flow requirements and whether the terms are financially acceptable to the Company.

    The Company's investing activities primarily include expenditures for fixed assets in support of the Company's product development activities and infrastructure, capitalized software development costs and costs related to the acquisition of distribution rights. During the three months ended March 31, 2000, the Company invested $0.2 million in fixed assets, consisting primarily of computer equipment to expand and upgrade the Company's development activities. The expenditures for acquisition of distribution rights represent $0.2 million in royalties paid to the Company's former distributor in the Nordic region as well as other miscellaneous costs associated with the acquisition of distribution rights.

    The Company believes that cash and cash equivalents at March 31, 2000, cash flow generated from operations and the line of credit will provide sufficient liquidity to meet its needs for at least the next twelve months. To the extent the Company makes acquisitions of other companies, products or technologies, the Company may use working capital, sell or issue additional equity or debt securities or use credit facilities.


NEW ACCOUNTING PRONOUNCEMENTS

    In December 1998, the American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position (SOP) 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." SOP 98-9 modifies SOP 97-2 by requiring revenue to be recognized using the "residual method" if certain conditions are met. The Company adopted SOP 98-9 on January 1, 2000. The adoption did not have a material effect on the Company's financial condition or results of operations.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB")101, "Revenue Recognition in Financial Statements" to provide guidance regarding the recognition, presentation and disclosure of revenue in financial statements. The Company adopted the provisions of SAB 101 (as amended by SAB 101A which deferred the implementation date of SAB 101 by one quarter) on April 1, 2000. Management believes the adoption will not have a material effect on the Company's financial condition or results of operations.

    In April 2000, the Financial Accounting Standards Board (the "FASB") issued FASB Interpretation ("FIN") 44, "Accounting for Certain Transactions Involving Stock Compensation: Interpretation of APB Opinion No. 25". The Company is evaluating the provisions of FIN 44.

YEAR 2000 COMPLIANCE

    Subject to continued monitoring of third party suppliers, the Company's Year 2000 program is complete, and no material problems have arisen since the end of calendar year 1999. The Year 2000 program addressed ability of information technology hardware and software to correctly interpret and manipulate dates up to and through the year 2000 without interruption as a result of the change to this date. All of the Company's business computer systems are Year 2000 compliant.


CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE LITIGATION REFORM ACT OF 1995

    Some of the statements in this Quarterly Report on Form 10-Q are "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995 and are related to anticipated future operating results. Specifically, the following may be impeded by events that have not been presently anticipated: the timing of the release of new products, the sale of unbilled accounts receivable, the upgrade of the Company's development environments, the Company's ability to sell or issue equity or debt securities or to enter into credit facilities on acceptable terms, the Company's ability to make its acquisitions accretive, the success of the Company's more focused sales approach and the Company's ability to increase license revenues, maintain the level of maintenance renewal rates and limit cost of sales, and the ability of existing and planned hardware and software systems to accommodate transition to the Euro without material effect on results of operations or financial condition. Forward-looking statements are based on management's current expectations and assumptions, which may be affected by a number of factors, including, without limitation, a lengthening of the sales cycle possibly attributable to Year 2000 issues and/or other timing issues, competitive product introductions, price competition, the Company's ability to consummate license transactions as anticipated, any failure or delay in the Company's ability to develop and introduce new products, seasonal factors affecting the Company's sales, the Company's ability to attract and retain qualified technical, sales, managerial and other key personnel, the Company's ability to manage expenses effectively, the recent introduction and subsequent fluctuations in value of the Euro currency, the "Year 2000" software and systems issue, and other factors. Therefore, there can be no assurance that actual future results will not differ materially from anticipated results.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         The Company has subsidiaries in the United Kingdom, Germany, France, The Netherlands, Sweden, Spain, Australia, Hong Kong and Singapore that act as distributors of its products. Additionally, the Company uses third party distributors to market and distribute its products in other international regions. Transactions conducted by the subsidiaries are typically denominated in the local country currency, while royalty payments from the distributors are typically denominated in U.S. dollars. As a result, the Company is primarily exposed to foreign exchange rate fluctuations as the financial results of its subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and impact overall expected profitability. Through and as of March 31, 2000, the Company's exposure was not material to the overall financial statements taken as a whole. The Company has not entered into any foreign currency hedging transactions with respect to its foreign currency market risk.

    The Company's exposure to market risk for changes in interest rates relates primarily to unbilled accounts receivable. At March 31, 2000, the Company has $13.6 million of unbilled accounts receivable; the estimated fair market value of these receivables is $14.0 million. If market interest rates increase 10% from the levels at March 31, 2000, the fair market value of the unbilled accounts receivable would decline by approximately $0.1 million.


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

          10.7       1998 Employee Stock Purchase Plan, as amended.

          10.8 Deed of Lease between Boston Properties Limited Partnership and Landmark Systems Corporation dated January 30, 1998 (incorporated by reference to Exhibit 10.8 forming a part of the Company's Form 10-K for the year ended December 31,
                     1999)


          27.1       Financial Data Schedule

      (b)   Reports on Form 8-K

            The Company filed two reports on Form 8-K, dated February 17, 2000 and March 3, 2000, reporting matters under Item 5, Other Information.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          LANDMARK SYSTEMS CORPORATION

Date:   May 15, 2000        By:    /s/ Katherine K. Clark
                                   ----------------------
                                   Katherine K. Clark
                                   President and Chief Executive Officer (Duly
                                   Authorized Officer)

Date:   May 15, 2000        By:    /s/ Frederick S. Rolandi, III
                                   -----------------------------
                                   Frederick S. Rolandi, III
                                   Vice President and Chief Financial Officer
                                   (Chief Accounting Officer)