Form 10-Q
period 2000-06-30
LANDMARK SYSTEMS CORP
filed 2000-08-11
CIK 854418

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2000
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

YES     X     NO
        -       ------

Number of shares outstanding of the issuer's classes of common stock as of July 31, 2000:


                     Class                         Number of Shares Outstanding
                     -----                         ----------------------------
     Common Stock, par value $.01 per share                 13,090,793

                          LANDMARK SYSTEMS CORPORATION

                           QUARTER ENDED JUNE 30, 2000

                                      INDEX


                                                                               PAGE
  PART I.           FINANCIAL INFORMATION

  Item 1.           Financial Statements

                    Condensed Consolidated Statements of
                    Operations for the three and six
                    months ended June 30, 2000 (unaudited)
                    and June 30, 1999 (unaudited)                                  4

                    Condensed Consolidated Balance Sheets as of June  30,
                    2000 (unaudited) and December 31, 1999                         5

                    Condensed Consolidated Statements of
                    Cash Flows for the six months ended
                    June 30, 2000 (unaudited) and June 30,
                    1999 (unaudited)                                               6

                    Notes to Condensed Consolidated Financial Statements
                    (unaudited)                                                  7-9

   Item 2.          Management's Discussion and Analysis of Results of
                    Operations and Financial Condition                         10-13

  Item 3.           Quantitative and Qualitative Disclosures About Market
                    Risk                                                          13

  PART II.          OTHER INFORMATION

  Item 1.           Legal Proceedings                                             13

  Item 2.           Changes in Securities and Use of Proceeds                     13

  Item 3.           Defaults Upon Senior Securities                               13

  Item 4.           Submission of Matters to a Vote of Security Holders           14

  Item 5.           Other Information                                             14

  Item 6.           Exhibits and Reports on Form 8-K                           14-15

  SIGNATURES                                                                      16


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

    The condensed consolidated financial statements set forth below for the three and six-month periods ended June 30, 2000 and 1999 are unaudited, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (see Note 1). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. Landmark Systems Corporation believes that the disclosures made are adequate to make the information presented not misleading. The results for the three and six-month periods ended June 30, 2000 are not necessarily indicative of the results for the fiscal year.

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

                          LANDMARK SYSTEMS CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)


                                                    THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                               -----------------------------------  -------------------------------
                                                      2000               1999              2000           1999
                                               -----------------  ----------------- ----------------- -------------
            Revenues
              License revenues                    $ 5,477,381        $ 6,580,136       $ 9,917,284       $13,236,699
              Maintenance revenues                  7,710,653          7,745,062        15,735,394        14,886,474
                                                  -----------        -----------       -----------       -----------
                    Total revenues                 13,188,034         14,325,198        25,652,678        28,123,173
                                                  -----------        -----------       -----------       -----------
            Cost of revenues
              Cost of license revenues                620,578            404,906           874,817           681,115
              Cost of maintenance revenues          1,655,520          1,114,545         2,928,782         2,224,464
              Cost to acquire distribution
                  rights                              561,496            423,732         1,113,387           847,232
                                                  -----------        -----------       -----------       -----------
                    Total cost of revenues          2,837,594          1,943,183         4,916,986         3,752,811
                                                  -----------        -----------       -----------       -----------
              Gross profit                         10,350,440         12,382,015        20,735,692        24,370,362
                                                  -----------        -----------       -----------       -----------

            Operating expenses
              Sales and marketing                   5,804,791          4,955,620        11,241,490         9,567,586
              Product research and
                  development                       3,856,050          4,171,043         7,465,395         8,333,674
              General and administrative            1,715,653          1,453,397         3,246,159         2,895,265
                                                  -----------        -----------       -----------       -----------
                    Total operating expenses       11,376,494         10,580,060        21,953,044        20,796,525
                                                  -----------        -----------       -----------       -----------

            Operating (loss) income                (1,026,054)         1,801,955        (1,217,352)        3,573,837

            Interest and other income, net            551,612            529,008         1,100,436         1,108,119
                                                  -----------        -----------       -----------       -----------

            (Loss) income before taxes               (474,442)         2,330,963          (116,916)        4,681,956
               (Benefit from) provision for
                  income taxes                       (180,288)           891,590           (44,428)        1,790,848
                                                  ------------       -----------       ------------      -----------

            Net (loss) income                     $  (294,154)       $ 1,439,373       $   (72,488)      $ 2,891,108
                                                  ============       ===========       ============      ===========

            Earnings per share
               Basic                              $     (0.02)       $      0.12       $     (0.01)      $      0.24
               Diluted                            $     (0.02)       $      0.11       $     (0.01)      $      0.22

     See accompanying notes to condensed consolidated financial statements.

                          LANDMARK SYSTEMS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                           JUNE 30, 2000      DECEMBER 31, 1999
                                                           -------------      -----------------
                                                            (UNAUDITED)
       ASSETS
       Current assets:
            Cash and cash equivalents                     $31,358,178           $32,135,952
            Accounts receivable, net of allowance for
                  doubtful accounts of $730,000 and
                  $795,000                                 12,048,030            13,987,545
            Unbilled accounts receivable                    6,765,541             5,353,362
            Other current assets                            5,682,042             4,101,196
                                                          -----------           -----------
                  Total current assets                     55,853,791            55,578,055

       Unbilled accounts receivable - noncurrent            6,744,079             7,063,059
       Fixed assets, net                                    5,370,339             5,363,273
       Capitalized software costs, net                      1,840,400               866,959
       Intangible assets, net                               5,210,676             5,854,112
       Other assets                                         1,768,861             1,781,297
                                                          -----------           -----------
       Total assets                                       $76,788,146           $76,506,755
                                                          ===========           ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY
       Current liabilities:
            Accounts payable, accrued expenses and
             other current liabilities                    $ 5,114,249           $ 4,802,286
            Deferred revenue                               21,956,006            21,529,799
                                                          -----------           -----------
                  Total current liabilities                27,070,255            26,332,085

       Deferred revenue - noncurrent                       10,409,915            11,866,661
       Other liabilities                                      193,619               366,115
                                                          -----------           -----------
       Total liabilities                                   37,673,789            38,564,861
                                                          -----------           -----------

       Stockholders' equity:
            Common stock, $0.01 par value, 30,000,000
                  Shares authorized, 13,083,793 and
                  12,838,090 issued and outstanding           130,838               128,381
            Additional paid-in capital                     35,305,424            34,049,244
            Retained earnings                               3,886,030             3,958,518
            Accumulated other comprehensive loss             (207,935)             (194,249)
                                                          -----------           -----------
       Total stockholders' equity                          39,114,357            37,941,894
                                                          -----------           -----------
       Total liabilities and stockholders' equity         $76,788,146           $76,506,755
                                                          ===========           ===========

     See accompanying notes to condensed consolidated financial statements.

                          LANDMARK SYSTEMS CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)


                                                          SIX MONTHS ENDED JUNE 30,
                                                   --------------------------------------
                                                            2000                1999
                                                   ----------------       ---------------
     Cash flows from operating activities
          Net (loss) income                              $   (72,488)      $   2,891,108
          Adjustments to reconcile net (loss)
            income to net cash flows from operations
          Depreciation and amortization                    1,749,819           1,722,979
          Tax benefit for exercise of stock
            options                                          252,052             925,787
          Sale of unbilled accounts receivable             1,838,703           5,567,551
          Changes in working capital                      (3,594,997)         (7,877,144)
                                                         -----------       -------------
           Net cash provided by operating
            activities                                       173,089           3,230,281
                                                         -----------       -------------

     Cash flows from investing activities
          Acquisition of distribution rights                 (64,990)         (4,367,744)
          Capitalized software development costs          (1,127,080)                  -
          Capital expenditures                              (894,820)         (1,664,667)
                                                         -----------       -------------
           Net cash used in investing
            activities                                    (2,086,890)         (6,032,411)
                                                         -----------       -------------

     Cash flows from financing activities
          Proceeds from sale of common stock               1,006,585           1,861,169
                                                         -----------       -------------
           Net cash provided by financing
            activities                                     1,006,585           1,861,169
                                                         -----------       -------------

     Effect of exchange rate changes on cash                 129,442            (236,142)
                                                         -----------       -------------
     Net decrease in cash and cash equivalents              (777,774)         (1,177,103)
     Cash and cash equivalents, beginning of
           period                                         32,135,952          28,322,234
                                                         -----------       -------------
     Cash and cash equivalents, end of period            $31,358,178       $  27,145,131
                                                         ===========       =============


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

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements" to provide guidance regarding the recognition, presentation and disclosure of revenue in the financial statements. In March 2000, the SEC released SAB 101A, which delayed the implementation date of SAB 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000. Subsequently, the SEC released SAB 101B which further delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company does not expect a material effect on the Company's financial position, results of operations or cash flows as a result of SAB 101.

    In March 2000, the Financial Accounting Standards Board (the "FASB") issued FASB Interpretation ("FIN") 44, "Accounting for Certain Transactions Involving Stock Compensation: Interpretation of APB Opinion No. 25". The Interpretation is intended to clarify certain problems that have arisen in practice since the issuance of APB Opinion No. 25, "Accounting for Stock Issued to Employees." The effective date of the Interpretation is July 1, 2000. The provisions of the Interpretation will apply prospectively but will also cover certain events occurring after December 15, 1998 and after January 12, 2000. Management believes the adoption will not have a material effect on the Company's financial condition or results of operations.

NOTE 3 - EARNINGS PER SHARE

    The following reconciliation of the numerators and denominators is provided for basic and diluted earnings per share for the three and six months ended June 30, 2000 and 1999. Basic earnings per share is computed by dividing the net income by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by additionally reflecting the potential dilution that could occur, using the treasury stock method, if warrants and options to acquire common stock were exercised and resulted in the issuance of common stock.


                                                    INCOME        SHARES      PER-SHARE
                                                  (NUMERATOR)  (DENOMINATOR)   AMOUNT
                                                  -----------  -------------   ------
     For the three months ended June 30, 2000
          Basic earnings per share                 $ (294,154)  13,006,545     $(0.02)
                                                                               =======

          Effect of dilutive securities
              Stock options and warrants                    -            -
                                                   ----------   ----------
          Diluted earnings per share               $ (294,154)  13,006,545     $(0.02)
                                                   ===========  ==========     =======


                                                                     INCOME        SHARES       PER-SHARE
                                                                    (NUMERATOR)  (DENOMINATOR)    AMOUNT
                                                                    ----------   -------------    ------
                          For the three months ended June 30,
                          1999

                               Basic earnings per share             $1,439,373    12,322,047     $ 0.12
                                                                                                 ======

                               Effect of dilutive securities
                                   Stock options and warrants                -       851,699
                                                                    ----------    ----------
                               Diluted earnings per share           $1,439,373    13,173,746     $ 0.11
                                                                    ==========    ==========     ======


                          For the six months ended June 30, 2000
                               Basic earnings per share             $  (72,488)   12,953,823     $(0.01)
                                                                                                 =======


                               Effect of dilutive securities
                                   Stock options and warrants                -             -
                                                                    ----------    ----------
                               Diluted earnings per share           $  (72,488)   12,953,823     $(0.01)
                                                                    ===========   ==========     =======

                          For the six months ended June 30, 1999
                               Basic earnings per share             $2,891,108    12,119,670     $ 0.24
                                                                                                 ======

                               Effect of dilutive securities
                                   Stock options and warrants                -       938,033
                                                                    ----------    ----------
                               Diluted earnings per share           $2,891,108    13,057,703     $ 0.22
                                                                    ==========    ==========     ======

NOTE 4 - COMPREHENSIVE INCOME

     The Company's total comprehensive (loss) income is comprised of net (loss) income and other comprehensive (loss) income, which consists of foreign currency translation adjustments. Total comprehensive (loss) income for the three months ended June 30, 2000 and 1999 was $(393,128) and $1,419,772, respectively. Total comprehensive (loss) income for the six months ended June 30, 2000 and 1999 was $(86,174) and $2,654,966, respectively.

NOTE 5 - SEGMENT REPORTING

    The Company classifies its operations into one industry segment, software development and related services. The Company categorizes its products and services into two groups: OS/390 (formerly referred to as "mainframe") and client/server. The Company's revenues by product group consist of the following:


                                                         THREE MONTHS ENDED JUNE 30,                 SIX MONTHS ENDED JUNE 30,
                                                 -----------------------------------------  ----------------------------------
                                                         2000                 1999                 2000              1999
                                                 -------------------- --------------------  ----------------     ------------
                            OS/390                    $11,015,726         $11,969,365          $21,563,213       $22,768,785
                            Client/server               2,172,308           2,355,833            4,089,465         5,354,388
                                                      -----------         -----------          -----------       -----------
                                Total revenues        $13,188,034         $14,325,198          $25,652,678       $28,123,173
                                                      ===========         ===========          ===========       ===========


    The Company sells its products outside the United States through its subsidiaries and international distributors. Revenues from international distributors are presented net of royalties retained by the distributors. The Company's revenues by country or geographic region are as follows:


                                                            THREE MONTHS ENDED JUNE 30,                 SIX MONTHS ENDED JUNE 30,
                                                    ------------------------------------------ ----------------------------------
                                                            2000                 1999                2000                1999
                                                    -------------------- --------------------  ---------------       ------------
                         United States                   $ 8,211,324          $10,139,511        $16,599,741         $19,610,739
                         Germany                             757,239              895,873          1,740,078           1,897,321
                         United Kingdom                      818,784              242,301          1,670,505           1,210,426
                         Benelux                             393,215              514,631            735,890           1,186,595
                         France                              725,835                    -            936,406                   -
                         Australia                           444,133              422,183            692,835             792,593
                         Other                             1,837,504            2,110,699          3,277,223           3,425,499
                                                         -----------          -----------        -----------         -----------
                             Total revenues              $13,188,034          $14,325,198        $25,652,678         $28,123,173
                                                         ===========          ===========        ===========         ===========


    The Company's long-lived assets, which consist of fixed assets, capitalized software and intangible assets, by country or geographic region are as follows:


                                                                    SIX MONTHS ENDED JUNE 30,
                                                                -----------------------------
                                                                   2000              1999
                                                                -----------      ------------
                              United States                     $12,131,105      $ 10,078,592
                              Europe                                255,073           196,480
                              Other                                  35,237            64,796
                                                                -----------      ------------
                                  Total long-lived assets       $12,421,415      $ 10,339,868
                                                                ===========      ============

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations

    The following table sets forth the Company's Condensed Consolidated Statements of Operations expressed as percentages of total revenues for the periods indicated:


                                                      THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                  ---------------------------------  ------------------------------
                                                       2000                1999          2000              1999

                                                  -------------       -------------  -------------      -----------
             Revenues
                  License revenues                       41.5%             45.9%            38.7%            47.1%
                  Maintenance revenues                   58.5              54.1             61.3             52.9
                                                        -----             -----            -----            -----
                        Total revenues                  100.0             100.0            100.0            100.0
                                                        -----             -----            -----            -----
             Cost of revenues
                  Cost of license revenues                4.7               2.8              3.4              2.4
                  Cost of maintenance revenues           12.5               7.8             11.4              7.9
                  Cost to acquire distribution
                    rights                                4.3               3.0              4.4              3.0
                                                        -----             -----            -----            -----
                        Total cost of revenues           21.5              13.6             19.2             13.3
                                                        -----             -----            -----            -----
             Gross profit                                78.5              86.4             80.8             86.7
                                                        -----             -----            -----            -----
             Operating expenses
                  Sales and marketing                    44.0              34.6             43.8             34.0
                  Product research and
                    development                          29.3              29.2             29.1             29.6
                  General and administrative             13.0              10.1             12.7             10.3
                                                        -----             -----            -----            -----
                        Total operating expenses         86.3              73.9             85.6             73.9

             Operating (loss) income                     (7.8)             12.5             (4.8)            12.8
                  Net interest and other income           4.2               3.7              4.3              3.8
                                                        -----             -----            -----            -----
             (Loss) income before income taxes           (3.6)             16.2             (0.5)            16.6
                  Provision for income taxes              1.4              (6.3)             0.2             (6.3)
                                                        -----             -----            -----            -----

             Net income                                  (2.2)%             9.9%            (0.3)%           10.3%
                                                        =====             =====            =====            =====

    TOTAL REVENUES. Total revenues decreased 7.9% from $14.3 million for the three months ended June 30, 1999, to $13.2 million for the three months ended June 30, 2000, and decreased 8.8% from $28.1 million to $25.7 million for the six months ended June 30, 1999 and 2000, respectively. Revenues for the three months ended June 30, 2000 from OS/390 (formerly referred to as "mainframe") products and services were $11.0 million, a decrease of 8.0% from the same period in the prior year; revenues for the three-month period ended June 30, 2000 from client/server products and services were $2.2 million, a decrease of 7.8% from the same period in the prior year. Revenues for the first six months of 2000 from OS/390 products and services were $21.6 million, a decrease of 5.3% from the same period in the prior year; revenues for the first six months of 2000 from client/server products and services were $4.1 million, a decrease of 23.6% from the same period in the prior year. The overall decrease in revenues is primarily due to a sales slowdown in the industry caused by overbuying of capacity prior to December 31, 1999 in anticipation of Year 2000 problems. Revenues may also have decreased due to a delay in customer purchases in anticipation of the release of IBM's 64-bit technology.

    LICENSE REVENUES. License revenues decreased 16.8% from $6.6 million for the three months ended June 30, 1999, to $5.5 million for the three months ended June 30, 2000, and decreased 25.1% from $13.2 million to $9.9 million for the six months ended June 30, 1999 and 2000, respectively.

    MAINTENANCE REVENUES. Maintenance revenues remained level at $7.7 million for the three months ended June 30, 1999 and 2000, and increased 5.7% from $14.9 million to $15.7 million for the six months ended June 30, 1999 and 2000, respectively.

    COST OF LICENSE REVENUES. Cost of license revenues includes amortization of capitalized software costs, product royalties, materials and packaging expenses. Costs of license revenues were $0.4 million and $0.6 million for the three months ended June 30, 1999 and 2000, representing 6.2% and 11.3% of license revenues in such periods. Costs of license revenues were $0.7 and $0.9 million for the six months ended June 30, 1999 and 2000, respectively, representing 5.1% and 8.8% of license revenues in such periods. The increase in cost of license revenues from 1999 to 2000 is primarily due to the payment of third party royalties arising from sales of the RTD product in 2000.

    COST OF MAINTENANCE REVENUES. Cost of maintenance revenues consists of personnel and related costs for customer support, training and consulting services. Costs of service revenues were $1.1 million and $1.7 million for the three months ended June 30, 1999 and 2000, respectively, representing 14.4% and 21.5% of service revenues in such periods. Costs of maintenance revenues were $2.2 million and $2.9 million for the six months ended June 30, 1999 and 2000, respectively, representing 14.9% and 18.6% of service revenues in such periods. The increase in costs from 1999 to 2000 is the result of additional personnel costs in connection with a new Global Services initiative to provide better post-sales support to the Company's current customers and products, as well as new products that are being developed.

    COST TO ACQUIRE DISTRIBUTION RIGHTS. Cost to acquire distribution rights includes royalties paid related to the acquisition of distribution rights as well as the straight-line amortization of international distribution rights that have been reacquired from third party resellers. Cost to acquire distribution rights for the three months ended June 30, 1999 and 2000 were $0.4 million and $0.6 million, respectively. Cost to acquire distribution rights for the six months ended June 30,1999 and 2000 were $0.8 million and $1.1 million, respectively. The increase in 2000 is primarily due to the amortization of distribution rights acquired in October 1999 from the Company's former distributors in France, and royalties of $0.2 million and $0.4 million paid during the three and six months ended June 30, 2000, respectively, to the Company's former distributor in the Nordic region.

    SALES AND MARKETING. Sales and marketing includes personnel and related costs for the Company's direct sales organization, marketing staff and promotional expenses. Sales and marketing expenses were $5.0 million and $5.8 million for the three months ended June 30, 1999 and 2000, respectively, representing 34.6% and 44.0% of total revenues in such periods. Sales and marketing expenses were $9.6 million and $11.2 million for the six months ended June 30, 1999 and 2000, respectively, representing 34.0% and 43.8% of total revenues in such periods. The increase in sales and marketing expenses continues to be primarily due to an increase in personnel in the worldwide direct sales organization, and an increase in marketing activities for the Company's e-business products.

    PRODUCT RESEARCH AND DEVELOPMENT. Product research and development includes personnel and related costs for the Company's development staff. Product research and development expenses were $4.2 million and $3.9 million for the three months ended June 30, 1999 and 2000, respectively, representing 29.2% and 29.3% of total revenues in such periods. Product research and development expenses were $8.3 million and $7.5 million for the six months ended June 30, 1999 and 2000, respectively, representing 29.6% and 29.1% of total revenues in such periods. The decrease in product research and development expenses from 1999 to 2000 is primarily due to the increase in capitalization of $0.6 million and $1.1 million of software development costs during the three and six months, respectively, ended June 30, 2000.

    GENERAL AND ADMINISTRATIVE. General and administrative includes salaries and related costs of administration, finance and management personnel, as well as legal and accounting fees. General and administrative expenses were $1.5 million and $1.7 million for the three months ended June 30, 1999 and 2000, respectively, representing 10.1% and 13.0% of total revenues in such periods. General and administrative expenses were $2.9 million and $3.2 million for the six months ended June 30, 1999 and 2000, respectively, representing 10.3% and 12.7% of total revenues in such periods. The increase in general and administrative expenses from 1999 to 2000 is primarily due to increased occupancy costs at the Company's new and larger corporate headquarters.

    NET INTEREST AND OTHER INCOME. Net interest and other income includes interest income earned on cash balances, interest income recorded on installment receivables, interest expense incurred on term and revolving credit facilities, bank fees and exchange gains (losses) incurred by the Company on transactions denominated in foreign currencies. Net interest and other income totaled $0.55 million and $0.53 million for the three months ended June 30, 2000 and 1999, respectively. Net interest and other income totaled $1.1 million for the six months ended June 30, 2000 and 1999. Of these amounts, $0.4 million and $0.3 million represent interest earned on the Company's bank balances for the three months ended June 30, 2000 and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 2000, the Company had cash and cash equivalents of $31.4 million and working capital of $28.8 million. During the six months ended June 30, 2000, net cash provided by operating and financing activities were $0.2 million and $1.0 million, respectively, while net cash used in investing activities was $2.1 million. The Company invests its cash, which includes the $12.0 million proceeds from the Company's initial public offering in November 1997, in a money market fund. The Company had no debt as of June 30, 2000, other than normal trade payables and accrued liabilities. Stockholders' equity at June 30, 2000 was $39.1 million.

    In March 1999, the Company obtained a revolving line of credit in the amount of $10.0 million. The line of credit, which was granted on an unsecured basis, has a floating interest rate of LIBOR plus 1.35% and had an expiration date of June 30, 2000. In June 2000, the line of credit was extended until June 30, 2001. No advances have been made on the line of credit.

    The Company continues to finance its growth through funds generated from operations. For the six months ended June 30, 2000, cash flow from operations was $0.2 million. The Company periodically sells unbilled accounts receivable, on a non-recourse basis, to augment its operating cash flows. In June 2000, the Company sold $0.9 million of unbilled accounts receivable; in March 2000, the Company sold $1.0 million of unbilled accounts receivable. These sales of unbilled receivables resulted in a loss of $0.1 million for the Company during the six months ended June 30, 2000. In the future, the Company may sell additional unbilled accounts receivable from time to time depending on the Company's cash flow requirements and whether the terms are financially acceptable to the Company.

    The Company's investing activities primarily include expenditures for fixed assets in support of the Company's product development activities and infrastructure, capitalized software development costs and costs related to the acquisition of distribution rights. During the six months ended June 30, 2000, the Company invested $0.9 million in fixed assets, consisting primarily of computer equipment to expand and upgrade the Company's development activities.

    The Company believes that cash and cash equivalents at June 30, 2000, cash flow generated from operations and the line of credit will provide sufficient liquidity to meet its needs for at least the next twelve months. To the extent the Company makes acquisitions of other companies, products or technologies, the Company may use working capital, sell or issue additional equity or debt securities or use credit facilities.

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

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements" to provide guidance regarding the recognition, presentation and disclosure of revenue in the financial statements. In March 2000, the SEC released SAB 101A, which delayed the implementation date of SAB 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000. Subsequently, the SEC released SAB 101B which further delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company does not expect a material effect on the Company's financial position, results of operations or cash flows as a result of SAB 101.

    In March 2000, the Financial Accounting Standards Board (the "FASB") issued FASB Interpretation ("FIN") 44, "Accounting for Certain Transactions Involving Stock Compensation: Interpretation of APB Opinion No. 25". The Interpretation is intended to clarify certain problems that have arisen in practice since the issuance of APB Opinion No. 25, "Accounting for Stock Issued to Employees." The effective date of the Interpretation is July 1, 2000. The provisions of the Interpretation will apply prospectively but will also cover certain events occurring after December 15, 1998 and after January 12, 2000. Management believes the adoption will not have a material effect on the Company's financial condition or results of operations.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

         The Company has subsidiaries in the United Kingdom, Germany, France, The Netherlands, Sweden, Spain, Australia, Hong Kong and Singapore that act as distributors of its products. Additionally, the Company uses third party distributors to market and distribute its products in other international regions. Transactions conducted by the subsidiaries are typically denominated in the local country currency, while royalty payments from the distributors are typically denominated in U.S. dollars. As a result, the Company is primarily exposed to foreign exchange rate fluctuations as the financial results of its subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and impact overall expected profitability. Through and as of June 30, 2000, the Company's exposure was not material to the overall financial statements taken as a whole. The Company has not entered into any foreign currency hedging transactions with respect to its foreign currency market risk.

    The Company's exposure to market risk for changes in interest rates relates primarily to unbilled accounts receivable. At June 30, 2000, the Company has $13.5 million of unbilled accounts receivable, the estimated fair market value of which was $13.8 million. If market interest rates had been 10% higher at June 30, 2000, the fair market value of the unbilled accounts receivable would have decreased by approximately $0.1 million.

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

Item 3.     Defaults Upon Senior Securities

                  None

Item 4.     Submission of Matters to a Vote of Security Holders

                  The Annual Meeting of the Stockholders was held on May 16, 2000 at the Company's headquarters, 12700 Sunrise Valley Drive, Reston, Virginia.


                                  1.   PROPOSAL ONE - Election of directors
                                  NOMINEES:                                     FOR      WITHHELD
                                                                            ----------  ---------
                                  Patrick H. McGettigan                      9,818,516  193,373
                                  Katherine K. Clark                         9,818,820  193,069
                                  T. Eugene Blanchard                        9,818,820  193,069
                                  Patrick W. Gross                           9,818,821  193,068
                                  Sudhakar V. Shenoy                         9,818,517  193,372
                                  Dennis J. Bowman                           9,818,821  193,068
                                  James P. Donehey                           9,818,821  193,068






                                     2.    PROPOSAL TWO - Ratification of selection of
                                     PricewaterhouseCoopers LLP as independent accountants

                                     For                                     9,500,122
                                     Against                                   119,410
                                     Abstain                                   392,357

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

                10.9     Employment Agreement between the Company and Frederick S.
                         Rolandi, III dated June 2, 2000 (filed herewith).

                27.1     Financial Data Schedule


      (b)   Reports on Form 8-K

                   None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  LANDMARK SYSTEMS CORPORATION

      Date:     August 11, 2000     By:  /s/ Katherine K. Clark
                                         ----------------------
                                         Katherine K. Clark
                                         President and Chief Executive Officer
                                         (Duly Authorized Officer)

      Date:     August 11, 2000     By:  /s/ Frederick S. Rolandi, III
                                         -----------------------------
                                         Frederick S. Rolandi, III
                                         Vice President and Chief Financial
                                          Officer
                                         (Chief Accounting Officer)