Form 10-Q
period 2000-09-30
LANDMARK SYSTEMS CORP
filed 2000-11-13
CIK 854418

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                    For the quarter ended September 30, 2000
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

YES      X      NO
        ---        ---

Number of shares outstanding of the issuer's classes of common stock as of October 31, 2000:

                             Class                         Number of Shares Outstanding
                             -----                         ----------------------------
             Common Stock, par value $.01 per share                 13,112,631

                          LANDMARK SYSTEMS CORPORATION

                        QUARTER ENDED SEPTEMBER 30, 2000

                                      INDEX

                                                                                            PAGE
  PART I.             FINANCIAL INFORMATION

  Item 1.             Financial Statements

                      Condensed Consolidated Statements of Operations for
                      the three and nine months ended September 30, 2000 (unaudited)
                      and September 30, 1999 (unaudited)                                        4

                      Condensed Consolidated Balance Sheets as of September  30,
                      2000 (unaudited) and December 31, 1999                                    5

                      Condensed Consolidated Statements of Cash Flows for
                      the nine months ended September 30, 2000 (unaudited) and
                      September 30, 1999 (unaudited)                                            6

                      Notes to Condensed Consolidated Financial Statements (unaudited)        7-8

  Item 2.             Management's Discussion and Analysis of Results of Operations
                      and Financial Condition                                                9-12

  Item 3.             Quantitative and Qualitative Disclosures About Market Risk               12

  PART II.            OTHER INFORMATION

  Item 1.             Legal Proceedings                                                        12

  Item 2.             Changes in Securities and Use of Proceeds                                13

  Item 3.             Defaults Upon Senior Securities                                          13

  Item 4.             Submission of Matters to a Vote of Security Holders                      13

  Item 5.             Other Information                                                        13

  Item 6.             Exhibits and Reports on Form 8-K                                      13-14

  SIGNATURES                                                                                   15

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

     The condensed consolidated financial statements set forth below for the three and nine-month periods ended September 30, 2000 and 1999 are unaudited, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (see Note 1). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. Landmark Systems Corporation believes that the disclosures made are adequate to make the information presented not misleading. The results for the three and nine-month periods ended September 30, 2000 are not necessarily indicative of the results for the fiscal year.

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

                          LANDMARK SYSTEMS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED SEPTEMBER 30,            NINE MONTHS ENDED SEPTEMBER 30,
                                              ----------------------------------------   --------------------------------------
                                                      2000                 1999                  2000                 1999
                                              -------------------  -------------------   -------------------  ------------------
     Revenues
       License revenues                          $   6,115,350        $   5,606,778         $  16,032,634        $  18,843,477
       Maintenance revenues                          7,896,825            7,394,495            23,632,219           22,280,969
                                                 -------------        -------------         -------------        -------------
             Total revenues                         14,012,175           13,001,273            39,664,853           41,124,446
                                                 -------------        -------------         -------------        -------------
     Cost of revenues
       Cost of license revenues                        633,388              356,600             1,508,205            1,037,715
       Cost of maintenance revenues                  1,518,931            1,168,089             4,447,713            3,392,552
       Cost to acquire distribution rights             601,372              424,197             1,714,759            1,271,429
                                                 -------------        -------------         -------------        -------------
             Total cost of revenues                  2,753,691            1,948,886             7,670,677            5,701,696
                                                 -------------        -------------         -------------        -------------
       Gross profit                                 11,258,484           11,052,387            31,994,176           35,422,750
                                                 -------------        -------------         -------------        -------------

     Operating expenses
       Sales and marketing                           6,366,175            5,355,794            17,607,665           14,923,380
       Product research and development              3,667,428            4,168,596            11,132,823           12,502,270
       General and administrative                    1,515,825            1,503,313             4,761,984            4,398,578
                                                 -------------        -------------         -------------        -------------
             Total operating expenses               11,549,428           11,027,703            33,502,472           31,824,228
                                                 -------------        -------------         -------------        -------------

     Operating (loss) income                          (290,944)              24,684            (1,508,296)           3,598,522

     Interest and other income, net                    542,948              461,670             1,643,384            1,569,789
                                                 -------------        -------------         -------------        -------------

     Income before income taxes                        252,004              486,354               135,088            5,168,311

        Provision for income taxes                      95,732              186,027                51,304            1,976,875
                                                 -------------        -------------         -------------        -------------

     Net income                                  $     156,272        $     300,327         $      83,784        $   3,191,436
                                                 =============        =============         =============        =============

     Earnings per share
        Basic                                    $        0.01        $        0.02         $        0.01        $        0.26
        Diluted                                  $        0.01        $        0.02         $        0.01        $        0.24

     See accompanying notes to condensed consolidated financial statements.

                          LANDMARK SYSTEMS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             SEPTEMBER 30, 2000     DECEMBER 31, 1999
                                                             ------------------     -----------------
                                                                 (UNAUDITED)
  ASSETS
  Current assets:
       Cash and cash equivalents                             $  29,466,709            $  32,135,952
       Accounts receivable, net of allowance for
             doubtful accounts of $544,000 and
             $795,000                                           12,605,225               13,987,545
       Unbilled accounts receivable                              5,238,346                5,353,362
       Other current assets                                      4,656,727                4,101,196
                                                             -------------            -------------
             Total current assets                               51,967,007               55,578,055

  Unbilled accounts receivable - noncurrent                      6,833,578                7,063,059
  Fixed assets, net                                              5,592,587                5,363,273
  Capitalized software costs, net                                2,783,184                  866,959
  Intangible assets, net                                         4,869,030                5,854,112
  Other assets                                                   1,763,967                1,781,297
                                                             -------------            -------------
  Total assets                                               $  73,809,353            $  76,506,755
                                                             =============            =============

  LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
       Accounts payable, accrued expenses and
         other current liabilities                           $   4,107,607            $   4,802,286
       Deferred revenue                                         20,042,590               21,529,799
                                                             -------------            -------------
             Total current liabilities                          24,150,197               26,332,085

  Deferred revenue - noncurrent                                 10,089,161               11,866,661
  Other liabilities                                                170,958                  366,115
                                                             -------------            -------------
  Total liabilities                                             34,410,316               38,564,861
                                                             -------------            -------------

  Stockholders' equity:
       Common stock, $0.01 par value, 30,000,000
             shares authorized, 13,112,631 and
             12,838,090 issued and outstanding                     131,126                  128,381
       Additional paid-in capital                               35,408,644               34,049,244
       Retained earnings                                         4,042,302                3,958,518
       Accumulated other comprehensive loss                       (183,035)                (194,249)
                                                             -------------            -------------
  Total stockholders' equity                                    39,399,037               37,941,894
                                                             -------------            -------------
  Total liabilities and stockholders' equity                 $  73,809,353            $  76,506,755
                                                             =============            =============

     See accompanying notes to condensed consolidated financial statements.

                          LANDMARK SYSTEMS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                                  ---------------------------------------
                                                                        2000                   1999
                                                                  ----------------        ---------------
 Cash flows from operating activities
      Net income                                                  $      83,784            $    3,191,436
      Adjustments to reconcile net income to net
               cash flows from operations
      Depreciation and amortization                                   2,588,717                 2,497,842
      Tax benefit for exercise of stock options                         253,312                 1,422,511
      Sale of unbilled accounts receivable                            3,398,286                 7,063,764
      Changes in working capital                                     (6,663,444)               (8,552,319)
                                                                  -------------            --------------
          Net cash (used in) provided by operating activities          (339,345)                5,623,234
                                                                  -------------            --------------
 Cash flows from investing activities
      Acquisition of distribution rights                                (78,201)               (4,496,842)
      Capitalized software development costs                         (2,103,731)                        -
      Capital expenditures                                           (1,567,242)               (2,291,218)
                                                                  -------------            --------------
          Net cash used in investing activities                      (3,749,174)               (6,788,060)
                                                                  -------------            --------------

 Cash flows from financing activities
      Proceeds from sale of common stock                              1,108,833                 3,428,348
                                                                  -------------            --------------
          Net cash provided by financing activities                   1,108,833                 3,428,348
                                                                  -------------            --------------

 Effect of exchange rate changes on cash                                310,443                  (135,885)
                                                                  -------------            --------------
 Net (decrease) increase in cash and cash equivalents                (2,669,243)                2,127,637
 Cash and cash equivalents, beginning of period                      32,135,952                28,322,234
                                                                  -------------            --------------
 Cash and cash equivalents, end of period                         $  29,466,709            $   30,449,871
                                                                  =============            ==============


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

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements" to provide guidance regarding the recognition, presentation and disclosure of revenue in the financial statements. In March 2000, the SEC released SAB 101A, which delayed the implementation date of SAB 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000. Subsequently, the SEC released SAB 101B which further delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. While the Company will continue to assess the provisions of SAB 101, the Company does not expect a material effect on the Company's financial position, results of operations or cash flows.

     In March 2000, the Financial Accounting Standards Board (the "FASB") issued FASB Interpretation ("FIN") 44, "Accounting for Certain Transactions Involving Stock Compensation: Interpretation of APB Opinion No. 25". The Interpretation is intended to clarify certain problems that have arisen in practice since the issuance of APB Opinion No. 25, "Accounting for Stock Issued to Employees." The effective date of the Interpretation is July 1, 2000. The provisions of the Interpretation will apply prospectively but will also cover certain events occurring after December 15, 1998 and other certain events occurring after January 12, 2000. The adoption did not have a material effect on the Company's financial condition or results of operations.

     In September 2000, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company is reviewing the provisions of SFAS 140.

NOTE 3 - EARNINGS PER SHARE

     The following reconciliation of the numerators and denominators is provided for basic and diluted earnings per share for the three and nine months ended September 30, 2000 and 1999. Basic earnings per share is computed by dividing the net income by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by additionally reflecting the potential dilution that could occur, using the treasury stock method, if warrants and options to acquire common stock were exercised and resulted in the issuance of common stock.

                                                    INCOME          SHARES        PER-SHARE
                                                 (NUMERATOR)     (DENOMINATOR)     AMOUNT
                                                 -----------     -------------    ---------
 For the three months ended September 30, 2000
      Basic earnings per share                   $    156,272      13,094,503      $  0.01
                                                                                   =======

      Effect of dilutive securities
          Stock options and warrants                        -          52,912
                                                 ------------      ----------
      Diluted earnings per share                 $    156,272      13,147,415      $  0.01
                                                 ============      ==========      =======

                                                   INCOME          SHARES        PER-SHARE
                                                (NUMERATOR)     (DENOMINATOR)     AMOUNT
                                                -----------     -------------    ---------
For the three months ended September 30, 1999
     Basic earnings per share                   $    300,327      12,601,102      $  0.02
                                                                                  =======

     Effect of dilutive securities
         Stock options and warrants                        -         584,572
                                                ------------      ----------
     Diluted earnings per share                 $    300,327      13,185,674      $  0.02
                                                ============      ==========      =======


For the nine months ended September 30, 2000
     Basic earnings per share                   $     83,784      12,997,098      $  0.01
                                                                                  =======

     Effect of dilutive securities
         Stock options and warrants                        -         213,414
                                                ------------      ----------
     Diluted earnings per share                 $     83,784      13,210,512      $  0.01
                                                ============      ==========      =======

For the nine months ended September 30, 1999
     Basic earnings per share                   $  3,191,436      12,286,879      $  0.26
                                                                                  =======

     Effect of dilutive securities
         Stock options and warrants                        -         820,212
                                                ------------      ----------
     Diluted earnings per share                 $  3,191,436      13,107,091      $  0.24
                                                ============      ==========      =======

NOTE 4 - COMPREHENSIVE INCOME

      The Company's total comprehensive income is comprised of net income and other comprehensive income, which consists of foreign currency translation adjustments. Total comprehensive income for the three months ended September 30, 2000 and 1999 was $181,172 and $449,166, respectively. Total comprehensive income for the nine months ended September 30, 2000 and 1999 was $94,998 and $2,965,228, respectively.

NOTE 5 - SEGMENT REPORTING

     The Company classifies its operations into one industry segment, software development and related services. The Company categorizes its products and services into two groups: OS/390 (formerly referred to as "mainframe") and client/server. The Company's revenues by product group consist of the following:

                                THREE MONTHS ENDED SEPTEMBER 30,                  NINE MONTHS ENDED SEPTEMBER 30,
                        ------------------------------------------------     ----------------------------------------
                                  2000                     1999                     2000                     1999
                        -----------------------  -----------------------     --------------------     ---------------
OS/390                       $  11,827,679           $  10,977,996             $  33,390,892           $  33,746,781
Client/server                    2,184,496               2,023,277                 6,273,961               7,377,665
                             -------------           -------------             -------------           -------------
    Total revenues           $  14,012,175           $  13,001,273             $  39,664,853           $  41,124,446
                             =============           =============             =============           =============

     The Company sells its products outside the United States through its subsidiaries and international distributors. Revenues from international distributors are presented net of royalties retained by the distributors. The Company's revenues by country or geographic region are as follows:

                                  THREE MONTHS ENDED SEPTEMBER 30,                     NINE MONTHS ENDED SEPTEMBER 30,
                         -------------------------------------------------   ---------------------------------------------
                                   2000                      1999                      2000                     1999
                         ------------------------  ------------------------  ------------------------ --------------------
 United States                 $   8,830,099             $   8,815,014             $  25,429,840            $  28,425,753
 Germany                             747,605                   835,790                 2,487,683                2,733,111
 United Kingdom                      830,586                   710,406                 2,501,092                1,920,832
 Benelux                             504,492                   294,821                 1,240,382                1,481,416
 France                              365,430                   472,954                 1,301,836                1,360,987
 Australia                           235,671                   626,911                   928,506                1,419,504
 Other                             2,498,292                 1,245,377                 5,775,514                3,782,843
                               -------------             -------------             -------------            -------------
     Total revenues            $  14,012,175             $  13,001,273             $  39,664,853            $  41,124,446
                               =============             =============             =============            =============

     The Company's long-lived assets, which consist of fixed assets, capitalized software and intangible assets, by country or geographic region are as follows:

                                     SEPTEMBER 30, 2000          DECEMBER 31, 1999
                                    ------------------------ ---------------------
  United States                          $12,950,134         $      11,815,246
  Europe                                     265,089                   220,807
  Other                                       29,578                    48,291
                                         -----------         -----------------
      Total long-lived assets            $13,244,801         $      12,084,344
                                         ===========         =================

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations

     The following table sets forth the Company's Condensed Consolidated Statements of Operations expressed as percentages of total revenues for the periods indicated:


                                                THREE MONTHS ENDED SEPTEMBER 30,          NINE MONTHS ENDED SEPTEMBER 30,
                                            ---------------------------------------  ------------------------------------
                                                   2000                 1999                2000                 1999
                                            ------------------   ------------------  ------------------   -----------
 Revenues
      License revenues                              43.6%                43.1%               40.4%                45.8%
      Maintenance revenues                          56.4                 56.9                59.6                 54.2
                                                   -----                -----               -----                -----
            Total revenues                         100.0                100.0               100.0                100.0
                                                   -----                -----               -----                -----
 Cost of revenues
      Cost of license revenues                       4.5                  2.7                 3.8                  2.5
      Cost of maintenance revenues                  10.9                  9.0                11.2                  8.3
      Cost to acquire distribution rights            4.3                  3.3                 4.3                  3.1
                                                   -----                -----               -----                -----
            Total cost of revenues                  19.7                 15.0                19.3                 13.9
                                                   -----                -----               -----                -----
 Gross profit                                       80.3                 85.0                80.7                 86.1
                                                   -----                -----               -----                -----
 Operating expenses
      Sales and marketing                           45.4                 41.1                44.4                 36.3
      Product research and development              26.2                 32.1                28.1                 30.4
      General and administrative                    10.8                 11.6                12.0                 10.7
                                                   -----                -----               -----                -----
            Total operating expenses                82.4                 84.8                84.5                 77.4

 Operating (loss) income                            (2.1)                 0.2                (3.8)                 8.7
      Interest and other income, net                 3.9                  3.5                 4.1                  3.9
                                                   -----                -----               -----                -----
 Income before income taxes                          1.8                  3.7                 0.3                 12.6
      Provision for income taxes                     0.7                 (1.4)                0.1                 (4.8)
                                                   -----                -----               -----                -----

 Net income                                          1.1%                 2.3%                0.2%                 7.8%
                                                   =====                =====               =====                =====

     TOTAL REVENUES. Total revenues increased 7.8% from $13.0 million for the three months ended September 30, 1999, to $14.0 million for the three months ended September 30, 2000, and decreased 3.5% from $41.1 million to $39.7 million for the nine months ended September 30, 1999 and 2000, respectively. Revenues for the three months ended September 30, 2000 from OS/390 (formerly referred to as "mainframe") products and services were $11.8 million, an increase of 7.7% from the same period in the prior year; revenues for the three-month period ended September 30, 2000 from client/server products and services were $2.2 million, an increase of 8.0% from the same period in the prior year. Revenues for the first nine months of 2000 from OS/390 products and services were $33.4 million, a decrease of 1.1% from the same period in the prior year; revenues for the first nine months of 2000 from client/server products and services were $6.3 million, a decrease of 15.0% from the same period in the prior year. Management believes that the decrease in revenues in the first nine months 2000 versus 1999 is primarily due to a sales slowdown in the industry caused by overbuying of capacity prior to December 31, 1999 in anticipation of Year 2000 problems. Revenues may also have decreased due to a delay in customer purchases in anticipation of the release of IBM's 64-bit technology. Management believes that revenues have increased in the third quarter of 2000 versus as the capacity which was overbought in anticipation of Year 2000 problems is no longer excess capacity; additionally, now that IBM has announced an outline of their pricing structure, customers appear to be reinstituting their system management software buying plans.

     LICENSE REVENUES. License revenues increased 9.1% from $5.6 million for the three months ended September 30, 1999, to $6.1 million for the three months ended September 30, 2000, and decreased 14.9% from $18.8 million to $16.0 million for the nine months ended September 30, 1999 and 2000, respectively.

     MAINTENANCE REVENUES. Maintenance revenues increased 6.8% from $7.4 million for the three months ended September 30, 1999 to $7.9 million for the three months ended September 30, 2000, and increased 6.1% from $22.3 million to $23.6 million for the nine months ended September 30, 1999 and 2000, respectively.

     COST OF LICENSE REVENUES. Cost of license revenues includes amortization of capitalized software costs, product royalties, materials and packaging expenses. Costs of license revenues were $0.4 million and $0.6 million for the three months ended

September 30, 1999 and 2000, representing 6.4% and 10.4% of license revenues in such periods. Costs of license revenues were $1.0 and $1.5 million for the nine months ended September 30, 1999 and 2000, respectively, representing 5.5% and 9.4% of license revenues in such periods. The increase in cost of license revenues from 1999 to 2000 is primarily due to the payment of third party royalties arising from sales of the RTD product in 2000.

     COST OF MAINTENANCE REVENUES. Cost of maintenance revenues consists of personnel and related costs for customer support, training and consulting services. Costs of service revenues were $1.2 million and $1.5 million for the three months ended September 30, 1999 and 2000, respectively, representing 15.8% and 19.2% of service revenues in such periods. Costs of maintenance revenues were $3.4 million and $4.4 million for the nine months ended September 30, 1999 and 2000, respectively, representing 15.2% and 18.8% of service revenues in such periods. The increase in costs from 1999 to 2000 is the result of additional personnel costs in connection with a new Global Services initiative to provide better post-sales support to the Company's current customers and products, as well as incremental costs associated with new products that are being developed. Management believes that the Global Services business area will break-even by the first quarter of 2001.

     COST TO ACQUIRE DISTRIBUTION RIGHTS. Cost to acquire distribution rights includes royalties paid related to the acquisition of distribution rights as well as the straight-line amortization of international distribution rights that have been reacquired from third party resellers. Cost to acquire distribution rights for the three months ended September 30, 1999 and 2000 were $0.4 million and $0.6 million, respectively. Cost to acquire distribution rights for the nine months ended September 30,1999 and 2000 were $1.3 million and $1.7 million, respectively. The increase in 2000 is primarily due to the amortization of distribution rights acquired in October 1999 from the Company's former distributors in France, and royalties of $0.2 million and $0.6 million paid during the three and nine months ended September 30, 2000, respectively, to the Company's former distributor in the Nordic region.

     SALES AND MARKETING. Sales and marketing includes personnel and related costs for the Company's direct sales organization, marketing staff and promotional expenses. Sales and marketing expenses were $5.4 million and $6.4 million for the three months ended September 30, 1999 and 2000, respectively, representing 41.1% and 45.4% of total revenues in such periods. Sales and marketing expenses were $14.9 million and $17.6 million for the nine months ended September 30, 1999 and 2000, respectively, representing 36.3% and 44.4% of total revenues in such periods. The increase in sales and marketing expenses continues to be primarily due to an increase in personnel in the worldwide direct sales organization, and an increase in marketing personnel and activities for the Company's OS/390 and e-business products.

     PRODUCT RESEARCH AND DEVELOPMENT. Product research and development includes personnel and related costs for the Company's development staff. Product research and development expenses were $4.2 million and $3.7 million for the three months ended September 30, 1999 and 2000, respectively, representing 32.1% and 26.2% of total revenues in such periods. Product research and development expenses were $12.5 million and $11.1 million for the nine months ended September 30, 1999 and 2000, respectively, representing 30.4% and 28.1% of total revenues in such periods. The decrease in product research and development expenses from 1999 to 2000 is primarily due to the capitalization of $1.0 million and $2.1 million of software development costs during the three and nine months, respectively, ended September 30, 2000. These costs were primarily related to the development of WebWatcher and three new OS/390 products that are expected to go GA in the next few months.

     GENERAL AND ADMINISTRATIVE. General and administrative includes salaries and related costs of administration, finance and management personnel, as well as legal and accounting fees. General and administrative expenses were $1.5 million for the three months ended September 30, 1999 and 2000, representing 11.6% and 10.8% of total revenues in such periods. General and administrative expenses were $4.4 million and $4.8 million for the nine months ended September 30, 1999 and 2000, respectively, representing 10.7% and 12.0% of total revenues in such periods. The increase in general and administrative expenses for the first nine months of 1999 to the same period in 2000 is primarily due to increased occupancy costs at the Company's new and larger corporate headquarters. Additionally, during the third quarter, the Company wrote off a receivable of $0.2 million that was fully reserved.

     INTEREST AND OTHER INCOME, NET. Net interest and other income includes interest income earned on cash balances, interest income recorded on installment receivables, interest expense incurred on term and revolving credit facilities, bank fees and exchange gains (losses) incurred by the Company on transactions denominated in foreign currencies. Net interest and other income were $0.5 million for the three months ended September 30, 1999 and 2000. Net interest and other income were $1.6 million for the nine months ended September 30, 1999 and 2000. Of these amounts, $0.4 million and $0.3 million represent interest earned on the Company's bank balances for the three months ended September 30, 2000 and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2000, the Company had cash and cash equivalents of $29.5 million and working capital of $27.8 million. During the nine months ended September 30, 2000, net cash provided by financing activities was $1.1 million, while net cash used in operating and investing activities were $0.3 million and $3.7 million, respectively. The Company invests its cash, which includes the $12.0 million proceeds from the Company's initial public offering in November 1997, in a money market fund. The Company had no debt as of September 30, 2000, other than normal trade payables and accrued liabilities. Stockholders' equity at September 30, 2000 was $39.4 million.

     In March 1999, the Company obtained a revolving line of credit in the amount of $10.0 million. The line of credit, which was granted on an unsecured basis, has a floating interest rate of LIBOR plus 1.35% and had an expiration date of June 30, 2000. In June 2000, the line of credit was extended until June 30, 2001. No advances have been made on the line of credit.

     For the nine months ended September 30, 2000, cash flow used in operations was $0.3 million. The Company periodically sells unbilled accounts receivable, on a non-recourse basis, to augment its operating cash flows. In September 2000, the Company sold $1.8 million of unbilled accounts receivable; in March and June 2000, the Company sold $1.0 million and $0.9 million, respectively, of unbilled accounts receivable. These sales of unbilled receivables resulted in a loss of $0.3 million for the Company during the nine months ended September 30, 2000. In the future, the Company may sell additional unbilled accounts receivable from time to time depending on the Company's cash flow requirements and whether the terms are financially acceptable to the Company.

     The Company's investing activities primarily include expenditures for fixed assets in support of the Company's product development activities and infrastructure, capitalized software development costs and costs related to the acquisition of distribution rights. During the nine months ended September 30, 2000, the Company invested $1.6 million in fixed assets, consisting primarily of computer equipment to expand and upgrade the Company's development activities.

     The Company believes that cash and cash equivalents at September 30, 2000, cash flow generated from operations and the line of credit will provide sufficient liquidity to meet its needs for at least the next twelve months. To the extent the Company makes acquisitions of other companies, products or technologies, the Company may use working capital, sell or issue additional equity or debt securities or use credit facilities.


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

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements" to provide guidance regarding the recognition, presentation and disclosure of revenue in the financial statements. In March 2000, the SEC released SAB 101A, which delayed the implementation date of SAB 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000. Subsequently, the SEC released SAB 101B which further delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. While the Company will continue to assess the provisions of SAB 101. the Company does not expect a material effect on the Company's financial position, results of operations or cash flows.

     In March 2000, the Financial Accounting Standards Board (the "FASB") issued FASB Interpretation ("FIN") 44, "Accounting for Certain Transactions Involving Stock Compensation: Interpretation of APB Opinion No. 25". The Interpretation is intended to clarify certain problems that have arisen in practice since the issuance of APB Opinion No. 25, "Accounting for Stock Issued to Employees." The effective date of the Interpretation is July 1, 2000. The provisions of the Interpretation will apply prospectively but will also cover certain events occurring after December 15, 1998 and other certain events occurring after January 12, 2000. The adoption did not have a material effect on the Company's financial condition or results of operations.

     In September 2000, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitizations transactions and collecteral for fiscal years ending after December 15, 2000. The

Company is reviewing the provisions of SFAS 140.


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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

           The Company has subsidiaries in the United Kingdom, Germany, France, The Netherlands, Sweden, Spain, Australia, Hong Kong and Singapore that act as distributors of its products. Additionally, the Company uses third party distributors to market and distribute its products in other international regions. Transactions conducted by the subsidiaries are typically denominated in the local country currency, while royalty payments from the distributors are typically denominated in U.S. dollars. As a result, the Company is primarily exposed to foreign exchange rate fluctuations as the financial results of its subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and impact overall expected profitability. Through and as of September 30, 2000, the Company's exposure was not material to the overall financial statements taken as a whole. The Company has not entered into any foreign currency hedging transactions with respect to its foreign currency market risk or any other derivative financial instruments.

     The Company's exposure to market risk for changes in interest rates relates primarily to unbilled accounts receivable. At September 30, 2000, the Company has $12.1 million of unbilled accounts receivable, the estimated fair market value of which was $12.7 million. If market interest rates had been 10% higher at September 30, 2000, the fair market value of the unbilled accounts receivable would have decreased by approximately $0.1 million.


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

              10.5 1994 Stock Incentive Plan, as amended. (incorporated by reference to Exhibit 99.1 forming a part of the Company's registration statement on Form S-8 (File No.
                        333-37950) filed with the Securities and Exchange
                        Commission under the Securities Act of 1933, as amended.)

              10.6      1996 Advisory Board and directors Stock Incentive Plan
                        (incorporated by reference to Exhibit 10.6 forming a part of the Company's registration statement on Form S-1
                        (File No. 333-35629) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended.)

              10.7      1998 Employee Stock Purchase Plan, as amended.
                        (incorporated by reference to Exhibit 10.7 forming a part of the Company's Form 10-Q for the quarter ended
                        March 31, 1999.)

              10.8      Deed of Lease between Boston Properties Limited
                        Partnership and Landmark Systems Corporation dated
                        January 30, 1998 (incorporated by reference to Exhibit
                        10.8 forming a part of the Company's Form 10-K for the year ended December 31, 1999)

              10.9      Employment Agreement between the Company and Frederick
                        S. Rolandi, III dated June 2, 2000 (incorporated by reference to Exhibit 10.9 forming a part of the Company's Form 10-Q for the quarter ended June 30,
                        2000).

              27.1      Financial Data Schedule

      (b)   Reports on Form 8-K

                      None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            LANDMARK SYSTEMS CORPORATION

  Date:  November 13, 2000    By:    /s/ Katherine K. Clark
                                     ----------------------
                                     Katherine K. Clark
                                     President and Chief Executive Officer (Duly
                                     Authorized Officer)

  Date:  November 13, 2000    By:    /s/ Frederick S. Rolandi, III
                                     -----------------------------
                                     Frederick S. Rolandi, III
                                     Vice President and Chief Financial Officer
                                     (Chief Accounting Officer)