Form 10-K405
period 2000-12-31
LANDMARK SYSTEMS CORP
filed 2001-03-30
CIK 854418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number 0-23373

LANDMARK SYSTEMS CORPORATION

(Exact name of Registrant as specified in its charter)

Virginia	54-1221302
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12700 Sunrise Valley Drive Reston, Virginia	20191-5804 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: 703-464-1300

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class

Common Stock, par value $.01 per share

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

      The aggregate market value of registrant’s voting stock held by non-affiliates as of March 2, 2001, was $12,162,884 based on a market price of $3.3125 per share.

      The number of shares of the registrant’s Common Stock outstanding as of March 2, 2001 was 12,365,411 shares.

      The following document is hereby incorporated by reference into this Form 10-K:

      Portions of the Registrant’s 2001 Proxy Statement to be filed with the Securities and Exchange Commission (Part III).

      Some of the statements in this Annual Report on Form 10-K are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995 and are related to anticipated future operating results. Future operating results may be impeded by single or combined events and/or circumstances that have not been presently anticipated. Forward-looking statements are based on Landmark management’s current expectations and assumptions, which may be affected by a number of factors, including, without limitation, the significant percentage of sales consummated in the last few days of each calendar quarter, changes in the Company’s business strategy and focus, continued softness in the mainframe enterprise software market, competitive product introductions resulting from rapid technological advances, price competition, any failure or delay in the Company’s ability to develop and introduce new products, uncertainty of customer acceptance of new products, seasonal factors affecting the Company’s sales, the Company’s ability to attract and retain qualified technical, sales, managerial and other key personnel, the Company’s ability to manage expenses effectively, foreign currency risk, and other factors. Therefore, there can be no assurance that actual future results will not differ materially from anticipated results.

PART I

Item 1.  Business.

General

      Landmark Systems Corporation (“Landmark” or the “Company”) is a leading provider of software solutions and services that help organizations manage their critical information technology systems and solve real systems management problems. Landmark’s complete integrated solutions ensure that operating systems, applications, databases, middleware, and servers operate as efficiently and effectively as possible. Landmark’s The Monitor products (“TMON™”) are distinct in their ability to monitor the key components of a computing environment, provide early warning of potential system problems, and enable effective planning for changes in the computing environment. The Company believes these capabilities improve user productivity, reduce computing costs, increase system availability, and optimize use of system resources. Landmark’s products provide performance management capabilities for many critical data center platforms.

      Performance management software can provide early warning and facilitate resolution of system problems by monitoring a system’s key components, including the central processing unit, memory and storage, input/ output, disk space, workload, operating system, and network subsystems. Identifying and addressing system problems allows businesses to increase system availability, improve user productivity, reduce computing costs, and limit the adverse business effects of system degradation. Performance management tools also enable organizations to model or predict system and application performance that improves the acquisition, development, and implementation of new or changed applications and hardware.

      Landmark’s TMON products enable businesses to optimize system performance and resource utilization while maintaining a high and consistent level of user productivity. Landmark’s products provide the ability to transform raw data into useful information through an intelligent aggregation and automatic summarization process, which collects data on a continuous basis and generates summary information at prescribed intervals. This data can be measured against a variety of performance thresholds and easily formatted into understandable reports to facilitate the quick identification and resolution of performance problems. In addition, Landmark’s products self-manage the collection, summarization, and distribution of performance data, and consequently require minimal computing and personnel resources. As a result of this efficient gathering, storage, and presentation of performance data, Landmark’s products are scalable to accommodate system growth.

      Through its maintenance and support program, Landmark offers its customers extensive technical support, including telephone consultation, product maintenance, and product upgrades. Landmark also provides its customers with consulting and training services. Historically, 85 to 90% of Landmark’s customers have renewed their support and maintenance arrangements with the Company.

      In November 2000, Landmark announced that it would focus its resources and future efforts on products and markets that are aligned best with its core competencies, including higher-growth niches within the OS/390 mainframe marketplace. Landmark discontinued offering its PerformanceWorks® for client/server product line and WebWatcher product and related services. A product support policy was established to assist customers of discontinued products through 2001.

Technology and Products

      Landmark’s TMON family of products enables optimum systems performance by monitoring current system availability, diagnosing and preventing problems, and planning for future enterprise capacity needs. The TMON family includes monitoring software products for technologies such as CICS, DB2, IMS, MVS, MQSeries, TCP/IP, USS, VSE and VTAM. Landmark also offers a management reporting and capacity-planning tool, Athene, from Metron Technology LTD. Landmark’s TMON products, complemented by Athene, offer full performance monitoring, reporting, analysis and planning capabilities.

      Landmark’s TMON products enable businesses to monitor and analyze performance metrics in three different timeframes: real-time, recent-past and historical.

•	Real-time monitoring. Real-time monitoring allows users to view the current status of the computing environment. To do this, performance metrics are collected from throughout the system and displayed graphically at a single workstation. The real-time monitoring feature can be used as an early warning tool by establishing thresholds against which critical performance metrics are measured. If a metric or combination of metrics exceeds the established threshold, an alarm is generated to notify the user of a potential system or application problem. The user is then guided through increasingly detailed levels of performance data until the cause of the problem is identified. The user can then either solve the problem or an automated action can be triggered to correct the problem.

•	Recent-past monitoring. Recent-past monitoring displays the performance metrics collected within the past few minutes or hours. If a system has experienced a degradation in performance, recent-past monitoring can be used to review the performance metrics leading up to the occurrence of the problem to help identify its source and to facilitate a resolution. Recent-past monitoring can also be used to identify trends in system utilization and performance that may result in system errors. These trends can be used to predict and prevent future system problems.

•	Historical data analysis. Historical data analysis is used to review performance metrics collected over days, weeks and months to understand how system resources have been used and whether trends have developed which could lead to future performance problems. Landmark’s products automatically store and aggregate performance data so users can quickly retrieve and view information over the desired period of time from multiple systems on one report.

Products

      TMON for DB2 — TMON for DB2 is a performance management solution for IBM’s DB2 relational database management system. TMON for DB2 provides real-time, recent-past and historical performance information on DB2 subsystems, threads and objects. With Landmark TMON for DB2, you can simplify DB2 management and enhance your performance tuning and problem determination capabilities. In addition, a separately licensed feature, SQL Capture, introduces new application tuning and DB2 database design assistance functionality and greatly enhances the overall performance management capabilities of Landmark TMON for DB2.

      TMON for CICS — Landmark TMON for CICS is a solution for managing IBM’s CICS application server. TMON for CICS monitors every area of CICS activity, including online and off-line analysis capabilities, problem determination and resolution support, system and application debugging and tuning, data management and batch reporting. With Landmark TMON for CICS you can enhance CICS performance, exploit the capabilities of CICS and prevent problems before they occur. Landmark offers TMON for CICS (ESA) and TMON FOR CICS (VSE). Landmark expects to offer TMON for CICS/TS (VSE) in mid-year 2001.

      TMON for IMS — Landmark TMON for IMS was developed specifically to optimize the performance of IMS applications and provide immediate visibility into application and IMS subsystem performance. With Landmark TMON for IMS, you can identify and resolve problems, analyze tasks and exceptions and manage IMS resources. TMON for IMS eliminates the need for separate monitors for each IMS subsystem to reduce overhead.

      TMON for MQSeries — Landmark TMON for MQSeries is a complete tool for IBM’s MQSeries message queuing middleware. Landmark’s MQSeries solution is an interface for the deployment, administration, configuration and monitoring of MQSeries. Ideally used during the initial stages of MQSeries deployment and application development, Landmark TMON for MQSeries provides detailed information via real-time, recent-past and historical data collection as well as command interface to MQSeries. Once MQSeries is deployed, Landmark TMON for MQSeries provides proactive exception alerting as well as simple automation to reduce or eliminate system outages or interruptions.

      TMON for MVS — Landmark TMON for MVS is a solution for monitoring every area of IBM’s MVS and OS/390 operating systems. TMON for MVS monitors MVS performance in real time, provides access to historical data online for analysis and provides facilities for summarizing and archiving MVS performance data for historical reporting. Landmark TMON for MVS is designed to be used by systems programmers, performance analysts, application tuners and operations personnel and includes flexible exception processing and productivity-enhancing system and programmer utilities. Landmark expects to offer a new version of TMON for MVS in mid-year 2001.

      TMON for TCP/IP — Landmark TMON for TCP/IP is a single-point solution to monitor and manage critical TCP/IP networks. TMON for TCP/IP is the only OS/390-centric TCP/IP product that monitors and manages non-OS/390 stacks and devices, and thus, the only complete enterprise-wide TCP/IP monitor. Using Landmark TMON for TCP/IP, a business can monitor TCP/IP hosts and routers in real time, analyze resource utilization and contention, take action before thresholds are exceeded, identify and correct performance anomalies and perform historical reporting for trend analysis and service level agreement verification.

      TMON for USS — With the introduction of UNIX running on OS/390, IT professionals have become challenged to understand the impact of new USS workloads and resource consumption within their OS/390 enterprises. TMON for USS monitors and manages critical OS/390 USS resources and processes allowing users to take action to avoid problems before they occur. TMON for USS fully optimizes USS resources and workloads, pinpoints and resolves problems and analyzes processes and exceptions. Landmark expects to offer TMON for USS in first quarter 2001.

      TMON for VSE — Landmark TMON for VSE is a tool for managing the performance of IBM’s VSE operating system. TMON for VSE provides tools for monitoring every area of VSE activity, including online and off-line analysis capabilities, problem determination and resolution support, system and application debugging support, data management and batch reporting. With Landmark TMON for VSE businesses can enhance VSE performance, exploit the capabilities of VSE and prevent problems before they occur.

      TMON for VTAM — Landmark TMON for VTAM monitors both internal and external influences on the performance of businesses’ communications environments. It is also an application monitor, providing in-depth analysis of all VTAM applications, including dataflow and response time information. Easy-to-use diagnostic capabilities for problems with VTAM definitions, configurations, applications, sessions, routes and input/output devices are available in Landmark TMON for VTAM as well.

      NaviPlex — Landmark NaviPlex® is a tool for viewing and managing the real-time performance of all critical applications running across the OS/390 enterprise. At a glance, users can determine the performance of their business critical applications, obtain notification when service level agreements are not met and solve problems throughout the enterprise — all with just a click of the mouse on a Windows client. Using Landmark NaviPlex, IT staff can respond to exception conditions faster and with more accuracy, obtain immediate notification when critical application exception conditions arise and track enterprise performance from all subsystems on all images through a single system image.

      NaviGraph — Landmark NaviGraph® gives you a single point of access to Landmark’s OS/390 suite of products for graphic management reporting and problem analysis. With these meaningful graphics a business can pinpoint critically constrained resources and get statistical measures that help make capacity planning and hardware investment decisions. Landmark NaviGraph tracks historical application performance trends and correlates the results to produce management reports online. Landmark NaviGraph helps verify that service level agreements are met and alerts appropriate staff when anomalies occur.

      Athene — Landmark is a licensed distributor of the management reporting and capacity-planning tool, Athene, from Metron Technology LTD in the United States and internationally with the exception of the United Kingdom. Athene includes a full range of capacity planning tools, such as performance analysis, trending, correlation, seasonality and predictive modeling for Windows, UNIX and MVS operating systems. Athene captures, collects and transfers performance data from the target systems to a performance database. Then, it exploits this data for alert management; performance analysis; Oracle, Sybase and SQL Server performance reporting; trend analysis and analytical modeling to project future growth; meeting service level agreements; and planning future requirements. Additionally, Athene offers robust Web-based reporting capabilities on system, user, database and application data.

Customers and Services

      The Company’s customers consist of organizations across a wide variety of industries that are developing or have deployed business-critical applications in complex, multi-user environments. As of December 31, 2000, Landmark had approximately 2,700 active customers worldwide.

      Landmark offers its customers a maintenance and support program that provides telephone consultation, product maintenance and product upgrades. Customers can communicate with Landmark technical support representatives 24 hours per day, 7 days per week. In addition, Landmark provides its customers and distributors access to on-line maintenance information through an Internet-based application. Landmark’s maintenance and support program entitles participants to product enhancements, support for new releases and upgrades, as well as maintenance information. Historically, 85 to 90% of Landmark’s customers have renewed their maintenance and support arrangements with the Company.

      Landmark provides product support, deployment consulting and educational services to maximize the value of customers’ information systems. Landmark’s Professional Services organization offers consulting services that are designed to support the effective deployment and implementation of Landmark’s products by assisting in the location of appropriate components on which to run Landmark’s software, identifying which performance metrics to monitor, establishing rules concerning how to aggregate, retain and store data and customizing the presentation of reports generated from the collected information.

      The demand for these consulting services has grown as business-critical applications are increasingly deployed in complex, heterogeneous computing environments. The Professional Services organization offers a variety of education and training programs to assist customers in implementing Landmark’s performance management tools, including a number of standard programs and custom presentations to fulfill specific requests. Training courses are held at Landmark’s Reston, VA training center as well as on-site at customers’ facilities and in major cities across the United States and internationally.

Sales and Marketing

      Landmark markets its products and services through its North American and international sales organizations. The North American direct sales force, which covers the United States and Canada, consists of field sales representatives, system engineers and telesales personnel. Additionally, a telesales force increases the productivity of the field sales representatives by undertaking a variety of sales support activities. These include generating and following up on leads, handling and closing smaller transactions, maintaining a current database of existing and potential customers and providing general assistance and account management. Each telesales representative supports the efforts of two direct sales representatives. The Company believes that the telesales force permits the field sales force to focus on account opportunities with major businesses involving larger dollar transactions, and on establishing and maintaining relationships with these organizations.

      Landmark has established subsidiaries in certain strategic international markets to increase sales levels and gross margins on products sold in such markets. To date, Landmark’s international direct sales efforts consist of 13 sales offices located in suburbs of Paris, Stockholm, London, Dusseldorf, Milan, Utrecht (Netherlands), Rugby (United Kingdom), Madrid, Bornem (Belgium), Melbourne, Sydney, Singapore and Hong Kong. Revenues from international sales accounted for 36.2%, 31.6% and 33.1% of total revenues in 2000, 1999 and 1998, respectively. Of those amounts, 8.3%, 9.5% and 13.4%, respectively, were attributable to third-party distributors. For additional information regarding the Company’s revenues and long-lived assets by geographic region, see Note 8 — Segment Information in the Company’s Notes to Consolidated Financial Statements contained elsewhere in this Form 10-K.

      The Company maintains relationships with leading vendors including IBM and Tivoli. These relationships afford the Company opportunities to participate in joint marketing programs with the vendors such as sales seminars, tradeshows and other promotional activities.

      Revenues received from individual customers of the Company vary significantly based on the size of the product installation. The sales cycle for Landmark’s products is lengthy and unpredictable and may range from a few months to over a year, depending upon the interest of the prospective customer in the Company’s products, the size of the order (which may involve a significant commitment of capital by the customer), the decision-making and acceptance procedures within the customer’s organization and other factors.

Product Development

      Since its inception in 1983, Landmark has made substantial investments in performance management software development. In 2000, 1999 and 1998, Landmark’s product development expenditures, including amounts capitalized, totaled $17.3 million, $17.0 million and $15.5 million, respectively. The Company anticipates that, in the future, it will continue to commit substantial resources to research and development.

      Landmark believes that its future success will depend in large part on its ability to extend its product line to support additional hardware and software platforms, respond to changing customer requirements and develop and introduce in a timely manner new products that keep pace with technological developments and emerging industry standards.

      As of December 31, 2000, the Company had 83 employees engaged in product development. Landmark intends to increase the size and depth of its product development operation. However, competition for highly qualified technical employees is intense and there can be no assurance that the Company will be successful in recruiting or retaining product development employees.

Intellectual Property

      Landmark and its subsidiaries rely on a combination of copyright, trademark, patent and trade secret laws, confidentiality procedures and licensing arrangements to establish and protect its proprietary rights. To effectively protect Landmark’s intellectual property while allowing for the distribution of its products in the most flexible and efficient manner, Landmark formed a new subsidiary in February 1999, Landmark Technology Holdings Corporation. This Delaware corporation holds, manages, protects and defends the intellectual property of Landmark. Additionally, the Delaware corporation licenses to Landmark and/or present and future affiliates and/or third parties the use of such properties for royalties.

      As part of its confidentiality procedures, Landmark and its subsidiaries generally enter into non-disclosure agreements with its employees, distributors and corporate partners, and license agreements with its customers, distributors and corporate partners with respect to its software, product documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company’s products or technology without authorization, or to develop similar technology independently. Policing unauthorized use of the Company’s products is difficult, and Landmark is unable to determine the extent to which piracy of its software products and misappropriations of its technology occur. Software piracy and misappropriation may adversely affect the Company’s results of operations. Landmark and its subsidiaries currently rely on signed license agreements, but may in the future rely on “shrink wrap” licenses that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions. In addition, effective protection of intellectual property rights is unavailable or limited in certain foreign countries. There can be no assurance that the Company’s protection of its proprietary rights, including any patent that may be issued, will be adequate or that the Company’s competitors will not independently develop similar technology, duplicate the Company’s products or design around any patents issued to the Company or other intellectual property rights.

      Landmark and its subsidiaries are not aware that any of its products infringe the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim such infringement by the Company with respect to current or future products. The Company expects that software product developers will increasingly be subject to such claims as the number of products and competitors in the Company’s industry segment grows and the functionality of products in the industry segment overlaps. Any such claims, with or without merit, could result in costly litigation that could absorb significant management time, which could have a material adverse effect on Landmark’s business, financial condition and results of operations. Such claims might require the Company to enter into royalty or license agreements. Such royalty or license agreements, if required, may not be available on terms acceptable to Landmark or at all, which could have a material adverse effect upon the Company’s business, financial condition and results of operations.

Competition

      The market for performance management software is intensely competitive, fragmented and characterized by increasingly rapid technological developments, evolving standards and rapid changes in customer requirements. To maintain and improve its position in this market, Landmark is enhancing current products and the inter-operability of its products with one another and developing new products. Landmark competes primarily with vendors that provide mainframe performance management software. The Company believes that principal competitors with respect to mainframe performance management software products include Candle Corporation, BMC Software, Inc., Compuware Corporation and Computer Associates International, Inc.

      Some of the Company’s competitors have longer operating histories and substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base, than those of the Company. The Company’s current and future competitors could introduce products with more features, greater scalability, increased functionality and lower prices than the Company’s products. These competitors could also bundle existing or new products with other, more established products in order to compete with the Company. The Company’s focus on performance management software may be a disadvantage competing with vendors that offer a broader range of products. In addition, due to potentially lower barriers to entry for platform-specific niche products in the performance management software market, the Company believes that emerging companies may enter this market. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could materially and adversely affect the Company’s business, financial condition and results of operations. Any material reduction in the price of the Company’s products would negatively affect gross margins and would require the Company to increase software unit sales in order to maintain gross profits. There can be no assurance that the Company will be able to compete successfully against current and future competitors, and the failure to do so would have a material adverse effect upon the Company’s business, financial condition and results of operation.

      The principal competitive factors affecting the market for Landmark’s products are functionality and features (including breadth of data collection, data management, integration and modeling), product quality, platform coverage, product architecture, price, customer support and name recognition. Based on these factors, the Company believes that it has competed effectively to date. In the future, Landmark will be required to respond promptly and effectively to the challenges of technological change, its competitors’ innovations and customer requirements. There can be no assurance that Landmark will be able to provide products that compare favorably with the products of the Company’s competitors or that competitive pressures will not require the Company to reduce its prices.

Employees

      As of December 31, 2000, the Company employed 299 full time personnel, including 83 in product development, 34 in technical support, 130 in sales and marketing, and 52 in finance and administration. The Company’s employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage. The Company believes its success will depend in part on its continued ability to attract and retain highly qualified personnel in an intensely competitive market for experienced and talented software engineers and sales and marketing personnel. The Company believes that its relationship with its employees is satisfactory.

Item 2.  Properties.

      Landmark relocated its corporate headquarters to a facility in Reston, Virginia in June 1999. Landmark entered into a lease agreement whereby it has leased the entire four-story office building, approximately 100,000 square feet situated on a five-acre development site, for a term of 12 years, with two renewal options each for an additional five years. The Company has sublet approximately 7,500 square feet of the Reston facility to an unrelated party under a lease that expires in April 2002. Landmark executed a coterminous sublease of its previous office space in Vienna, Virginia, which took effect upon the commencement of the new lease, under a lease expiring in June 2003, with a renewal option for an additional five years.

      The Company also leases approximately 4,000 square feet of office space in Oakbrook, Illinois under a lease expiring in April 2002, and 2,000 square feet in Irvine, California under a lease expiring in April 2002. Landmark leases international office space in London and Rugby, UK; Nieuwegein, the Netherlands; Sevres, France; Kaarst, Germany; Central Hong Kong; Singapore; Bagvaerd,

Denmark; Stockholm, Sweden; Melbourne and Sydney, Australia; and Madrid, Spain and Milan, Italy.

Item 3.  Legal Proceedings.

      The Company is not currently engaged in any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Securities Holders.

      There were no matters submitted to stockholders for vote during the fourth quarter of 2000.

Executive Officers of the Company

      The following table lists the executive officers of the Company.

Name	Age	Position

Katherine K. Clark	43	President, Chief Executive Officer and Director

James R. Bowerman	45	Vice President, Research and Development

Donald E. Brown	45	Vice President, Customer Operations

Daniel C. Carayiannis	44	Vice President, Worldwide Sales

Bruce E. Lovett	43	Vice President, Marketing

Frederick S. Rolandi, III	49	Secretary, Vice President and Chief Financial Officer

      Katherine K. Clark, a co-founder of Landmark, has headed product development, technical support, finance and human resources at various times over Landmark’s history, has been a director of Landmark since 1983 and from November 1993 to September 1997 was President of the Company. In 1994, Ms. Clark assumed her current role as Chief Executive Officer of the Company and is responsible for the long-term strategic direction of the Company. In November 1999, Ms. Clark reassumed the role of President of the Company.

      James R. Bowerman is Landmark’s Vice President, Research and Development and is responsible for strategy, development, maintenance and planning for Landmark’s product lines. Mr. Bowerman joined Landmark in March 2000 after eight years as the Vice President of Engineering of AXENT Technologies.

      Donald E. Brown is Landmark’s Vice President, Customer Operations and is responsible for managing a worldwide organization that offers professional services that enhance the delivery of solutions to customers. Prior to joining Landmark in April 2000, Mr. Brown served as Director of Professional Services for Maincontrol, Inc., an asset management software provider. Mr. Brown served as a Managing Consultant for Headstrong (formerly James Martin & Co.), a systems integration firm, from October 1997 until June 1999. From June 1995 to October 1997, Mr. Brown served as the Director of Applications Consulting Services for PowerCerv, Inc. an enterprise resource planning software developer.

      Daniel C. Carayiannis is Landmark’s Vice President, Worldwide Sales and is responsible for sales and sales support throughout the world. Mr. Carayiannis was Landmark’s Vice President, North American Sales from October 1998 until January 2000. Prior to joining Landmark, Mr. Carayiannis served from July 1994 to October 1998 as Vice President of SPOT Image Corporation, a satellite imagery and information data products firm. From April 1993 to July 1994, Mr. Carayiannis served as Vice President of Sales for Falcon Microsystems, a federal computer technology value-added reseller.

      Bruce E. Lovett is Landmark’s Vice President, Marketing and is responsible for the strategic planning and implementation of Landmark’s marketing programs for all software product lines. Prior to joining Landmark in May 1999, Mr. Lovett served as Vice President, Worldwide Marketing at TenFour, a company that specializes in e-mail and Web security and connectivity software and services from 1998 to 1999. From 1996 to 1998, Mr. Lovett was employed with Versatility, a provider of call center and customer care software and services, where he served as Vice President of Marketing and Customer Programs. Mr. Lovett served as the Director of Marketing for GRCI, a network design software and consulting services firm during 1996, and he served as the Marketing Programs Manager for LEGENT from 1993 to 1995.

      Frederick S. Rolandi, III has served as Landmark’s Vice President and Chief Financial Officer since November 1998. In September 1999, Mr. Rolandi was elected to serve as Secretary of the Company. Prior to his employment with Landmark, Mr. Rolandi served as Vice President, Controller of Intersolv, Inc., a software tools company, from November 1997 to October 1998. From 1991 to October 1997 Mr. Rolandi was employed with Honeywell Measurex DMC where he served as Vice President and Chief Financial Officer from May 1991 to December 1995 and as Vice President and General Manager from January 1996 to October 1997.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters.

      Landmark’s common stock (the “Common Stock”) has been traded on the Nasdaq National Market since the Company’s initial public offering on November 18, 1997 under the symbol “LDMK.” The following table sets forth the high and low sale prices, as reported on the Nasdaq National Market during each of the quarters indicated:

	High	Low

2000

Fourth Quarter	$4.563	$2.375

Third Quarter	6.00	3.25

Second Quarter	7.375	4.50

First Quarter	10.50	4.75
1999

Fourth Quarter	$11.188	$3.50

Third Quarter	11.25	6.75

Second Quarter	13.25	8.75

First Quarter	14.25	8.50

      On March 2, 2001, there were 209 holders of record of the Company’s Common Stock.

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

Item 6.  Selected Financial Data.

      The following selected financial data of the Company are qualified by reference to and should be read in conjunction with the Consolidated Financial Statements and Notes thereto and Management’s Discussion and Analysis of Results of Operations and Financial Condition included elsewhere in this Form 10-K. The consolidated statements of operations data for the years ended December 31, 1998, 1999 and 2000, and the consolidated balance sheet data at December 31, 1999 and 2000 were derived, and are qualified by reference to, Consolidated Financial Statements of the Company which were audited by PricewaterhouseCoopers LLP and are included elsewhere in this Form 10-K. The consolidated statements of operations data for the years ended December 31, 1996 and 1997 and the consolidated balance sheet data at December 31, 1996, 1997 and 1998 are derived from the Company’s audited financial statements not included in this Form 10-K.

	Year Ended December 31,

	1996	1997	1998	1999	2000

	(in thousands, except per-share amounts)

Statements of Operations Data

Total revenues	$36,556	$43,362	$49,832	$55,202	$56,415

Gross profit	27,643	37,478	44,359	47,306	43,123
Operating expenses

Sales and marketing	11,671	14,310	17,125	20,881	25,448

Product research and development	13,924	13,478	15,247	16,129	14,844

General and administrative	4,776	5,258	5,561	5,995	6,637

Restructuring charges	—	—	—	—	965

Total operating expenses	30,371	33,046	37,933	43,005	47,894

Operating (loss) income	(2,728)	4,432	6,426	4,301	(4,771)

Net (loss) income (1)	$(1,202)	$3,006	$5,122	$4,077	$(2,551)
(Loss) earnings per share (1)(2)

Basic	$(0.18)	$0.19	$0.45	$0.33	$(0.20)

Diluted	$(0.18)	$0.17	$0.41	$0.31	$(0.20)

	December 31,

	1996	1997	1998	1999	2000

	(in thousands)

Balance Sheet Data

Cash and cash equivalents	$339	$17,243	$28,322	$32,136	$28,079

Working capital (deficit)	(4,138)	11,218	24,198	29,246	24,840

Total assets	25,076	44,508	59,307	76,507	76,870

Deferred revenue	18,705	20,392	26,625	33,396	34,512

Long-term debt (less current portion)	592	51	—	—	—

Redeemable common stock instruments	704	—	—	—	—

Mandatorily redeemable preferred stock	5,865	—	—	—	—

Stockholders’ equity (deficit)	(6,290)	18,378	26,829	37,942	34,249

(1)	The 2000 amounts include the asset disposals and restructuring charges associated with the Company’s discontinuance of the client/server products; such charges are $3,052 included in cost of revenues for the write-off of capitalized software and prepaid royalties, $965 included in operating expenses for severance and related costs and $326 for the disposal of fixed assets. See Note 3 of Notes to Consolidated Financial Statements — Discontinuance of Client/ Server Products.

(2)	See Note 2 of Notes to Consolidated Financial Statements for an explanation of the method used to determine the number of shares used to compute basic and diluted earnings per share.

Item 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Results of Operations for 2000, 1999 and 1998

      The following table sets forth the Company’s Consolidated Statements of Operations expressed as percentages of total revenues for the periods indicated. The Company’s revenues are derived from licensing mainframe and client/ server computer software, and providing related maintenance and other services. In November 2000, the Company determined that its client/ server products were no longer sufficiently competitive in the marketplace and discontinued the sale of those products. The Company recorded a $4.3 million charge during the fourth quarter 2000 to reflect asset disposal and restructuring costs associated with the discontinuance of its client/ server products. The individual elements of the charge are discussed below.

	Year Ended December 31,

	2000	1999	1998

Revenues

License revenues	45.4%	45.9%	44.3%

Maintenance revenues	54.6	54.1	55.7

Total revenues	100.0	100.0	100.0

Cost of revenues

Cost of license revenues	3.5	2.4	2.3

Cost of maintenance revenues	10.6	8.3	7.4

Cost to acquire distribution rights	4.1	3.6	1.3

Disposal of capitalized software and associated assets	5.4	—	—

Total cost of revenues	23.6	14.3	11.0

Gross profit	76.4	85.7	89.0

Operating expenses

Sales and marketing	45.1	37.8	34.4

Product research and development	26.3	29.2	30.6

General and administrative	11.8	10.9	11.1

Restructuring charges	1.7	—	—

Total operating expenses	84.9	77.9	76.1

Operating (loss) income	(8.5)	7.8	12.9

Net interest and other income	4.1	3.8	3.6

Disposal of fixed assets	(0.6)	—	—

(Loss) income before income taxes	(5.0)	11.6	16.5

(Benefit from) provision for income taxes	(0.5)	4.2	6.2

Net (loss) income	(4.5)%	7.4%	10.3%

      Total revenues. Total revenues in 2000 were $56.4 million, an increase of 2.2% from the prior year. Total revenues in 1999 were $55.2 million, an increase of 10.8% from 1998. Revenues in 2000 from mainframe products and services were $53.5 million, an increase of 4.5% from the prior year, and revenues in 2000 from client/ server products and services were $2.9 million, a decrease of 27.0% from the prior year. Although revenues continued to increase in 2000, the Company experienced a slowdown in sales growth due to the lengthening of the sales cycle which may have been attributable to certain Year 2000 issues, as described below, and to the greater time required to consummate more complex and higher dollar transactions. The Company believes that in 1999 many of its customers may have bought more mainframe-oriented products than they actually needed in preparation for the Year 2000 rollover event. Subsequently, the Company experienced little or no growth in these products during the first two thirds of 2000, apparently, as its customers absorbed the previously acquired capacity. The Company experienced a 23.3% increase in its mainframe products during the fourth quarter of 2000 compared to the fourth quarter of 1999.

      License revenues. License revenues in 2000 were $25.6 million, an increase of 1.0% over the prior year. During 1999, license revenues were $25.3 million, an increase of 14.7% from 1998. The increases in 2000 and 1999 were affected by the Year 2000 rollover event. The Company believes that demand for its products was elevated in anticipation of Year 2000 during the early part of 1999. However, demand began to slow in the fourth quarter of 1999 and did not resume historic growth patterns until the fourth quarter of 2000. Additionally, as previously discussed, sales of client/server products declined in 2000 compared to 1999. During 2000, the Company continued to generate revenue from capacity upgrades of products to existing customers, sales to new customers, sales of new products and customer conversions to new license agreements. In December 2000, the Company made available for sale two new mainframe products: a monitor for the internet protocol, TCP/IP, and a monitor for the transactional database IMS. Sales of these products contributed $0.8 million and $0.2 million to fourth-quarter 2000 license revenues, respectively.

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

      Maintenance revenues. Maintenance revenues in 2000 were $30.8 million, an increase of 3.2% over the prior year. During 1999, maintenance revenues were $29.9 million, an increase of 7.6% from 1998. In 2000 and 1999, maintenance revenues were favorably affected by the volume of prior year’s license sales and the effects of increases in the Company’s maintenance prices, partially offset by an increase in conversions of license agreements, which often may result in lower maintenance fees. As discussed above, due to changes in fair values over time, the new license and associated maintenance may be lower than that of the original (pre-conversion) license and maintenance. Maintenance renewal rates have historically been 85% to 90%, and management believes future maintenance renewal rates will continue at this level. In 2000, however, the Company experienced a decline in maintenance renewal rates for the client/server products to the 60% level. Management attributes this decline to the limited market acceptance of the Company’s client/server products.

      Cost of license revenues. Cost of license revenues includes amortization of capitalized software costs, third-party product royalties and materials and packaging expenses. Cost of license revenues in 2000, 1999 and 1998 was $2.0 million, $1.3 million and $1.2 million, respectively, representing 7.6%, 5.2% and 5.2% of license revenues. The increase from 1999 to 2000 is the result of an increase in third-party product royalties resulting from increased sales of products covered by the various royalty agreements. The slight increase from 1998 to 1999 is primarily due to an increase in product royalties offset by a decrease in amortization of capitalized software costs.

      Cost of maintenance revenues. Cost of maintenance revenues consists of personnel and related costs for customer support, training and consulting services. Cost of maintenance revenues in 2000, 1999 and 1998 was $6.0 million, $4.6 million and $3.7 million, respectively, representing 19.5%, 15.3% and 13.3% of maintenance revenues. The $1.4 million increase from 1999 to 2000 was primarily attributed to the formation of a professional services consulting organization established to provide post sales training and consulting services for some of the Company’s client/ server products. Since the discontinuation of these products, the professional services organization has been reduced in size and refocused to provide training services for the Company’s mainframe products. The $0.9 million increase from 1998 to 1999 is primarily the result of increased professional service personnel for client/ server products and additional support personnel in the Company’s European subsidiaries.

      Cost to acquire distribution rights. Cost to acquire distribution rights includes royalties paid related to the acquisition of distribution rights and the straight-line amortization of international distribution rights that have been reacquired from third-party resellers. Cost to acquire distribution rights in 2000, 1999 and 1998 was $2.3 million, $2.0 million and $0.6 million, respectively. The increases in 1999 and 2000 are primarily due to the amortization of distribution rights acquired in January and October 1999 from the Company’s former distributors in the United Kingdom and France, respectively, and increases in royalties paid to the Company’s former distributor in the Nordic region.

      Disposal of capitalized software and associated assets. In November 2000, the Company decided to discontinue the sale of its client/server products. As part of the $4.3 million asset disposal and restructuring charges associated with this action, the Company wrote off approximately $3.1 million of capitalized software and prepaid royalties during the fourth quarter of 2000.

      Sales and marketing. Sales and marketing expenses include personnel and related costs for the Company’s direct sales organization, marketing staff and promotional expenses. Sales and marketing expenses were $25.4 million, $20.9 million and $17.1 million in 2000, 1999 and 1998, respectively, representing 45.1%, 37.8% and 34.4% of total revenues. The $4.5 million increase from 1999 to 2000 was composed of an increase of $2.9 million in additional sales personnel expenses and a $1.6 million increase in product management and business development costs. The $3.8 million increase from 1998 to 1999 is primarily due to an increase in personnel in the international direct sales organization, an increase in marketing activities, and an increase in commission expenses to the Company’s direct sales forces as a result of increased sales.

      Product research and development. Product research and development expenses include personnel and related costs for the Company’s development staff. Product research and development expenses were $14.8 million, $16.1 million and $15.2 million in 2000, 1999 and 1998, respectively, representing 26.3%, 29.2% and 30.6% of total revenues. The $1.3 million decrease from 1999 to 2000 was due to an increase of $1.6 million in capitalized software development costs associated with new offerings in both the mainframe and client/ server products offset by a $0.3 million increase in development personnel expenses. The $0.9 million increase from 1998 to 1999 was primarily the result of increased investment in client/ server products. The Company capitalized software development costs of $2.5 million, $0.9 million and $0.3 million in 2000, 1999 and 1998, respectively. Amounts capitalized in 1999 and 2000 were primarily related to the development of new client/ server products that were eventually discontinued at the end of 2000.

      General and administrative. General and administrative expenses include salaries and related costs of administration, finance and management personnel, as well as legal and accounting fees. General and administrative expenses were $6.6 million, $6.0 million and $5.6 million in 2000, 1999 and 1998, respectively, representing 11.8%, 10.9% and 11.1% of total revenues. The increase from 1999 to 2000 was due to normal wage increases and an increase in occupancy costs at the Company’s new and larger corporate headquarters. The increase from 1998 to 1999 is due to a continued increase in personnel in the Company’s information systems department and costs associated with the relocation of the Company’s headquarters that occurred in June 1999.

      Restructuring charges. As part of the $4.3 million asset disposal and restructuring charges associated with the discontinuance of its client/ server products, the Company incurred approximately $1.0 million in severance and related costs resulting from the dismissal of 40 employees assigned to these products. These employees represented approximately 11% of the Company’s worldwide workforce at the time of their dismissal.

      Disposal of fixed assets. As part of the $4.3 million asset disposal and restructuring charges associated with the discontinuance of its client/ server products, the Company disposed of approximately $0.3 million of computer equipment dedicated to those products.

      Net interest and other income. Net interest and other income includes interest income earned on cash balances, interest income recorded on installment receivables, interest expense incurred on term and revolving credit facilities, bank fees, interest earned on tax refunds and exchange gains (losses) incurred by the Company on transactions denominated in foreign currencies. Net interest and other income were $2.3 million, $2.1 million and $1.8 million for 2000, 1999 and 1998, respectively. Of these amounts, $1.6 million, $1.2 million and $0.9 million represent interest earned on the Company’s bank balances in 2000, 1999 and 1998, respectively. The increases from 1999 to 2000 and from 1998 to 1999 reflect higher levels of interest income earned by the Company on its cash balances and the reduction of interest expense due to the repayment of the Company’s debt obligations during 1998.

      (Benefit from) provision for income taxes. The Company’s effective rates were 9.5%, 36.3% and 37.7% for 2000, 1999 and 1998, respectively. The effective tax rates differ from the federal and state statutory income tax rates primarily as a result of the adjustments of valuation allowances to reflect management’s judgment as to whether certain net operating loss carryforwards would expire before utilization by the Company, and as to the relative likelihood that foreign subsidiary and state net operating losses would be recovered. Effective January 1, 2001, the German tax rate decreased, which will affect the Company’s reporting. In 2000, the Company increased its valuation allowances for foreign and state net operating loss carryforwards by $0.7 million. In 1999, the Company reduced its valuation allowance by $0.1 million primarily due to the release of its liability for competent authority. See Note 9 to the Consolidated Financial Statements — Income Taxes.

Liquidity and Capital Resources

      At December 31, 2000, the Company had cash and cash equivalents of $28.1 million, a decrease of 12.6% from the prior year, and working capital of $24.8 million. During 2000, net cash provided by operating activities was $1.6 million, while net cash used in investing and financing activities was $4.6 million and $1.2 million, respectively. Cash used in financing activities included $2.4 million for the repurchase of 782,000 shares of the Company’s common stock in December 2000; at December 31, 2000, the shares repurchased were held as treasury shares. The Company invests its cash in a money market fund. The Company had no debt as of December 31, 2000, other than normal trade payables and accrued liabilities. At December 31, 2000, stockholders’ equity was $34.2 million.

      The Company continues to finance its growth through funds generated from operations and cash reserves. During 2000, 1999 and 1998, cash flow from operations was $1.6 million, $9.6 million, and $12.3 million, respectively. Net cash flow from operating activities is primarily composed of net income (loss), depreciation and amortization, the loss on the write-off of assets, the sale of unbilled receivables, and increases in deferred revenue, partially offset by increases in accounts receivable and unbilled accounts receivable. During 2000, 1999 and 1998, the Company augmented operating cash flows with the sale of $3.7 million, $8.8 million and $7.8 million, respectively, of unbilled accounts receivable. The sale of the unbilled receivables resulted in immaterial gains and losses for the Company. The general rise of interest rates during 2000 made it more difficult to identify financial institutions willing to buy the unbilled receivables at terms favorable to the Company; there can be no assurance of the Company’s continued ability to sell additional unbilled receivables in the future. However, the Company will continue to seek financing of this type depending on the Company’s cash flow requirements and whether the terms are financially favorable for the Company.

      The Company’s investing activities include primarily expenditures for fixed assets in support of the Company’s product development activities and infrastructure, and for capitalized software development costs. During 2000, 1999 and 1998, the Company invested $2.0 million, $2.9 million and $2.3 million, respectively, in fixed assets, consisting primarily of computer equipment to expand and upgrade the Company’s development activities and, in 1999, for leasehold improvements associated with the Company’s new headquarters. The Company expects to upgrade, on an ongoing basis, its development environments to meet changing customer and market requirements. In 1999, the Company also entered into operating leases with an aggregate value of $2.1 million to partially finance its move to its new headquarters. In 2001, the Company expects to continue to make additional investments in its IT infrastructure of approximately $2.0 million. The Company’s investing activities also include amounts recorded as capitalized software development costs. Of the total research and development expenditures of $17.3 million, $17.0 million and $15.5 million during 2000, 1999 and 1998, the Company capitalized costs of $2.5 million, $0.9 million and $0.3 million in 2000, 1999 and 1998, respectively.

      During 1999, the Company acquired distribution rights from its former international distributors in the United Kingdom and France. As partial consideration for these acquisitions, the Company paid the former distributor in the United Kingdom $4.0 million in cash and paid the former distributor in France $1.2 million in cash. For additional discussion of the Company’s acquisition of distribution rights, see Note 2 to the Consolidated Financial Statements — Summary of Significant Accounting Policies, Intangible Assets.

      The Company believes that cash and cash equivalents at December 31, 2000 and cash flow generated from operations will provide sufficient liquidity to meet its needs for at least the next twelve months. To the extent the Company makes acquisitions of other companies, products or technologies, the Company may use working capital, sell or issue additional equity or debt securities or use credit facilities.

Introduction of the Euro Currency

      On January 1, 1999, certain members of the European Union established irrevocable, fixed conversion rates between their existing currencies and the European Union’s common currency, the Euro.

      The introduction of the Euro is scheduled to be phased in over a period ending January 1, 2002, when Euro notes will come into circulation. The existing currencies are due to be completely removed from circulation on February 28, 2002. The Company has been preparing for the introduction of the Euro for several years. The timing of the Company’s phasing out all uses of the existing currencies will comply with the legal requirements and will also be scheduled to facilitate optimal coordination with the plans of the Company’s vendors, distributors and customers. The Company’s work with respect to the introduction of the Euro and the phasing out of the other currencies includes converting information technology systems; recalculating currency risk; evaluating and taking action, if needed, regarding the continuity of contracts; and modifying the Company’s processes for preparing tax, accounting, payroll and customer records.

      Based on the Company’s work to date, the Company believes that the Euro replacing the other currencies will not have a material impact on the Company’s operations or Consolidated Financial Statements.

New Accounting Pronouncements

      In December 1998, the American Institute of Certified Public Accountants (the “AICPA”) issued Statement of Position (SOP) 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” SOP 98-9 modifies SOP 97-2 by requiring revenue to be recognized using the “residual method” if certain conditions are met. The Company adopted SOP 98-9 on January 1, 2000. The adoption did not have a material effect on the Company’s financial condition or results of operations.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, “Revenue Recognition in Financial Statements” (“SAB 101”), as amended by SAB 101A and SAB 101B. SAB 101 provides guidance regarding the recognition, presentation and disclosure of revenue in financial statements. The Company adopted SAB 101 on October 1, 2000. The adoption did not have a material effect on the Company’s financials condition or results of operations.

      In March 2000, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation (“FIN”) 44, “Accounting for Certain Transactions Involving Stock Compensation: Interpretation of APB Opinion No. 25.” The Interpretation is intended to clarify certain problems that have arisen in practice since the issuance of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The effective date of the Interpretation is July 1, 2000. The provisions of the Interpretation will apply prospectively but will also cover certain events occurring after December 15, 1998 and other certain events occurring after January 12, 2000. The Company adopted FIN 44 on July 1, 2000. The adoption did not have a material effect on the Company’s financial condition or results of operations.

      In September 2000, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitizations transactions and collateral for fiscal years ending after December 15, 2000. The Company is reviewing the provisions of SFAS 140.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

      The Company has subsidiaries in the United Kingdom, Germany, France, The Netherlands, Sweden, Spain, Italy, Australia, Hong Kong and Singapore that act as distributors of its products. Additionally, the Company uses third-party distributors to market and distribute its products in other international regions. Transactions conducted by the subsidiaries are typically denominated in the local country currency, while royalty payments from the distributors are typically denominated in U.S. dollars. As a result, the Company is primarily exposed to foreign exchange rate fluctuations as the financial results of its subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and affect overall expected profitability. Through and as of December 31, 2000, the Company’s exposure was not material to the overall financial statements taken as a whole. The Company has not entered into any foreign currency hedging transactions with respect to its foreign currency market risk.

      The Company’s exposure to market risk for changes in interest rates relates primarily to unbilled accounts receivable. At December 31, 2000, the Company had $17.8 million of unbilled accounts receivable; the estimated fair market value of these receivables was $18.3 million. If market interest rates increase 10% from the levels at December 31, 2000, the fair market value of the unbilled accounts receivable would decline by an immaterial amount.

      See Note 2 — Summary of Significant Accounting Policies, Fair Value of Financial Instruments, in the Company’s Notes to Consolidated Financial Statements contained elsewhere in this Form 10-K.

Item 8.  Financial Statements and Supplementary Data.

Report of Independent Accountants

To the Board of Directors and Stockholders of Landmark Systems Corporation

      In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 14(a)1 present fairly, in all material respects, the financial position of Landmark Systems Corporation and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)2 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

McLean, Virginia

February 21, 2001

Landmark Systems Corporation

Consolidated Statements of Operations

	Year Ended December 31,

	2000	1999	1998

Revenues

License revenues	$25,595,866	$25,340,034	$22,083,944

Maintenance revenues	30,819,312	29,862,400	27,748,290

Total revenues	56,415,178	55,202,434	49,832,234

Cost of revenues

Cost of license revenues	1,955,456	1,324,108	1,154,828

Cost of maintenance revenues	5,997,569	4,570,971	3,702,575

Cost to acquire distribution rights	2,286,997	2,001,518	615,996

Disposal of capitalized software and associated assets	3,052,393	—	—

Total cost of revenues	13,292,415	7,896,597	5,473,399

Gross profit	43,122,763	47,305,837	44,358,835

Operating expenses

Sales and marketing	25,448,093	20,880,796	17,124,823

Product research and development	14,843,947	16,129,310	15,247,055

General and administrative	6,636,536	5,994,432	5,560,788

Restructuring charges	964,804	—	—

Total operating expenses	47,893,380	43,004,538	37,932,666

Operating (loss) income	(4,770,617)	4,301,299	6,426,169

Interest and other income	2,315,857	2,135,516	1,832,310

Interest expense	(36,888)	(41,442)	(41,668)

Disposal of fixed assets	(326,442)	—	—

(Loss) income before income taxes	(2,818,090)	6,395,373	8,216,811

(Benefit from) provision for income taxes	(267,318)	2,318,321	3,094,698

Net (loss) income	$(2,550,772)	$4,077,052	$5,122,113

(Loss) earnings per share

Basic	$(0.20)	$0.33	$0.45

Diluted	$(0.20)	$0.31	$0.41

The accompanying notes are an integral part of the consolidated financial statements.

Landmark Systems Corporation

Consolidated Balance Sheets

	December 31,

	2000	1999

ASSETS

Current assets:

Cash and cash equivalents	$28,078,594	$32,135,952

Accounts receivable, net of allowance for doubtful accounts of $509,000 and $795,000	15,399,070	13,987,545

Unbilled accounts receivable	9,677,138	5,353,362

Income taxes receivable	—	2,148,431

Deferred income taxes, net	2,688,042	1,333,482

Other current assets	498,315	619,283

Total current assets	56,341,159	55,578,055

Unbilled accounts receivable — noncurrent	8,154,395	7,063,059

Fixed assets, net	5,315,662	5,363,273

Capitalized software costs, net	504,086	866,959

Deferred income taxes, net — noncurrent	1,757,666	1,493,397

Intangible assets, net	4,513,521	5,854,112

Other assets	283,132	287,900

Total assets	$76,869,621	$76,506,755

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$2,087,467	$1,775,415

Accrued expenses and other current liabilities	5,538,519	3,026,871

Deferred revenue	23,552,449	21,529,799

Income taxes payable	322,473	—

Total current liabilities	31,500,908	26,332,085

Deferred revenue — noncurrent	10,959,332	11,866,661

Other liabilities	160,518	366,115

Total liabilities	42,620,758	38,564,861

Commitments

Stockholders’ equity:

Common stock, $.01 par value; 30,000,000 shares authorized; 13,147,411 and 12,838,090 shares outstanding	131,474	128,381

Additional paid-in capital	35,499,092	34,049,244

Retained earnings	1,407,746	3,958,518

Accumulated other comprehensive loss	(345,695)	(194,249)

Treasury stock, at cost; 782,000 shares	(2,443,754)	—

Total stockholders’ equity	34,248,863	37,941,894

Total liabilities and stockholders’ equity	$76,869,621	$76,506,755

The accompanying notes are an integral part of the consolidated financial statements.

Landmark Systems Corporation

Consolidated Statements of Changes in Stockholders’ Equity

					Accumulated
	Common Shares		Additional	Retained	Other
			Paid-in	Earnings	Comprehensive	Treasury
	Issued	Par Value	Capital	(Deficit)	Income (Loss)	Stock	Total

Balance at December 31, 1997	11,213,331	$112,133	$23,413,955	$(5,240,647)	$92,743	$—	$18,378,184

Comprehensive income:

Net income	—	—	—	5,122,113	—	—	—

Foreign currency translation	—	—	—	—	44,188	—	—

Total comprehensive income	—	—	—	—	—	—	5,166,301

Common stock issued upon exercise of non-qualified stock options	529,742	5,298	2,099,515	—	—	—	2,104,813

Tax benefit from exercise of non-qualified stock options	—	—	904,852	—	—	—	904,852

Issuance of common stock pursuant to the 1998 SPP	39,512	395	274,496	—	—	—	274,891

Balance at December 31, 1998	11,782,585	117,826	26,692,818	(118,534)	136,931	—	26,829,041

Comprehensive income:

Net income	—	—	—	4,077,052	—	—	—

Foreign currency translation	—	—	—	—	(331,180)	—	—

Total comprehensive income	—	—	—	—	—	—	3,745,872

Common stock issued upon exercise of non-qualified stock options	892,385	8,924	3,255,436	—	—	—	3,264,360

Common stock and warrants issued upon repurchase of distribution rights	91,586	916	1,722,084	—	—	—	1,723,000

Tax benefit from exercise of non-qualified stock options	—	—	1,833,384	—	—	—	1,833,384

Issuance of common stock pursuant to the 1998 SPP	71,534	715	545,522	—	—	—	546,237

Balance at December 31, 1999	12,838,090	128,381	34,049,244	3,958,518	(194,249)	—	37,941,894

Comprehensive loss:

Net loss	—	—	—	(2,550,772)	—	—	—

Foreign currency translation	—	—	—	—	(151,446)	—	—

Total comprehensive loss	—	—	—	—	—	—	(2,702,218)

Common stock issued upon exercise of non-qualified stock options	218,230	2,182	893,199	—	—	—	895,381

Tax benefit from exercise of non-qualified stock options	—	—	253,351	—	—	—	253,351

Issuance of common stock pursuant to the 1998 SPP	91,091	911	303,298	—	—	—	304,209

Purchase of treasury stock, at cost	—	—	—	—	—	(2,443,754)	(2,443,754)

Balance at December 31, 2000	13,147,411	$131,474	$35,499,092	$1,407,746	$(345,695)	$(2,443,754)	$34,248,863

The accompanying notes are an integral part of the consolidated financial statements.

Landmark Systems Corporation

Consolidated Statements of Cash Flows

	Year Ended December 31,

	2000	1999	1998

Cash flows from operating activities:

Net (loss) income	$(2,550,772)	$4,077,052	$5,122,113

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	3,565,788	3,689,830	2,396,549

Provision for losses on accounts receivable	1,137,374	727,506	603,015

Loss on write-off of assets due to restructuring	3,378,835	—	—

Stock compensation expense	—	—	99,687

Change in net deferred income taxes	(1,597,104)	(88,000)	(527,861)

Tax benefit from exercise of stock options	253,351	1,833,384	904,852

Increase in accounts receivable	(2,777,518)	(3,968,056)	(1,150,436)

Change in income taxes receivable/payable	2,469,688	(3,068,887)	54,410

Sale of unbilled accounts receivable	3,682,931	8,772,492	7,820,975

Increase in unbilled accounts receivable	(9,099,870)	(9,979,084)	(9,591,237)

Increase in accounts payable and accrued expenses	2,603,124	673,088	750,326

Increase in deferred revenue	1,110,691	6,642,507	6,232,930

(Decrease) increase in other, net	(619,992)	268,823	(370,450)

Net cash provided by operating activities	1,556,526	9,580,655	12,344,873

Cash flows from investing activities:

Acquisition of distribution rights	(78,688)	(5,788,418)	(488,082)

Purchase of fixed assets	(2,034,010)	(2,920,339)	(2,252,225)

Capitalized software costs	(2,459,808)	(856,295)	(257,722)

Net cash used in investing activities	(4,572,506)	(9,565,052)	(2,998,029)

Cash flows from financing activities:

Issuance of common stock pursuant to exercise of stock options	895,381	3,264,360	2,005,126

Issuance of common stock pursuant to employee stock purchase plans	304,209	546,237	274,891

Purchase of treasury stock	(2,443,754)	—	—

Principal payment on loans	—	—	(591,496)

Net cash (used in) provided by financing activities	(1,244,164)	3,810,597	1,688,521

Effect of exchange rate changes on cash	202,786	(12,482)	44,188

Net increase in cash and cash equivalents	(4,057,358)	3,813,718	11,079,553

Cash and cash equivalents, beginning of period	32,135,952	28,322,234	17,242,681

Cash and cash equivalents, end of period	$28,078,594	$32,135,952	$28,322,234

The accompanying notes are an integral part of the consolidated financial statements;

see cash flow disclosures including non-cash transactions in Notes 2, 7 and 9.

Landmark Systems Corporation

Notes to Consolidated Financial Statements

Note 1 — Organization and Operations

      Landmark Systems Corporation (the “Company”) was incorporated in the Commonwealth of Virginia in November 1982 and commenced operations in 1983. The Company is engaged in the development, marketing and distribution of computer software products and the provision of related services. The Company is a supplier of performance management software products that measure, analyze, report and predict performance in both the mainframe and, through November 2000, the client/server computing environments. See Note 3 — Discontinuance of Client/ Server Products.

      The Company has subsidiaries in the United Kingdom, Spain, Germany, The Netherlands, Sweden, France, Italy, Australia, Hong Kong and Singapore that act as distributors of its products in Europe, the Middle East, Africa, Australia, New Zealand and Southeast Asia. Additionally, the subsidiaries provide technical support, marketing and distribution support in their geographic markets.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

      The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform with current year presentation.

Cash and Cash Equivalents

      For purposes of the consolidated balance sheets and statements of cash flows, the Company considers all highly-liquid investment instruments with an original maturity of three months or less to be cash equivalents.

Revenue Recognition

      Revenues are recognized in accordance with Statement of Position (SOP) 97-2, “Software Revenue Recognition.” Sales of perpetual software licenses are recorded as revenues when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectibility is probable. Revenue is deferred if any of the aforementioned conditions are not met. For transactions involving both license and maintenance revenues, the Company defers the fair value of the maintenance services, based upon renewal maintenance rates charged, and recognizes the maintenance ratably over the term of the agreement. Renewal maintenance revenues generally are collected prior to the performance of the related services and are recorded as deferred revenue and recognized ratably over the period during which the services are performed.

      In December 1998, the American Institute of Certified Public Accountants (the “AICPA”) issued SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” SOP 98-9 modifies SOP 97-2 by requiring revenue to be recognized using the “residual method” if certain conditions are met. The Company adopted SOP 98-9 on January 1, 2000. The adoption did not have a material effect on the Company’s financial condition or results of operations.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, “Revenue Recognition in Financial Statements” (“SAB 101”), as amended by SAB 101A and SAB 101B. SAB 101 provides guidance regarding the recognition, presentation and disclosure of revenue in financial statements. The Company adopted SAB 101 on October 1, 2000.

Landmark Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

Note 2 — Summary of Significant Accounting Policies — (Continued)

The adoption did not have a material effect on the Company’s financials condition or results of operations.

      In certain circumstances, the Company enters into a long-term payment arrangement with a licensee. Under these types of arrangements, the Company allows the licensee to pay the license fees plus maintenance fees over a three-to-five-year period, generally in annual installments. If collectibility by the Company is probable, the Company records the present value of the contracted stream of payments as an unbilled account receivable in its financial statements. Of this amount, the Company recognizes the underlying license fee as license revenue and defers the underlying maintenance fee. As installments are invoiced to the licensee in accordance with the payment arrangement, the Company reflects a reduction in its unbilled accounts receivable and an increase in its accounts receivable. Historically, the Company has not granted concessions nor experienced significant bad debts associated with these long-term payment arrangements. At December 31, 2000 and 1999, unbilled accounts receivable have been reduced by $1,357,000 and $1,313,000, respectively, to reflect such amounts at their present values. The Company imputes interest based only on that portion of the receivable allocated to the license element as (a) the license is delivered immediately but paid for over an extended period and (b) the license revenue is the only portion of the fee that is recognized at the time the license agreement is entered. Imputed interest income on long-term receivables is reported within “Interest and Other Income” on the Consolidated Statements of Operations.

      The Company has relationships with a number of third-party distributors to market and distribute its products internationally. Under such arrangements, the distributors report to, are invoiced by and remit payments to the Company based on transactions with the ultimate customer. The Company records revenues from international distributors net of royalties paid to the distributors based upon transactions reported to the Company.

      The Company records an accrual for estimated sales returns. Historically, such amounts have not been material.

Fixed Assets

      Fixed assets are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives used to compute depreciation are generally five years for computer equipment, office equipment and furniture. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the estimated useful lives of the improvements or the term of the related lease. Fully depreciated assets are retained in property and accumulated depreciation accounts until removed from service.

Intangible Assets

      In January 1997, the Company signed an agreement to acquire certain rights and related assets from Infarmedica Holding AG (“Infarmedica”), a former distributor of the Company’s products. Under the terms of the agreement governing this relationship, Infarmedica held exclusive rights to market certain of the Company’s products in Austria, the Benelux countries, Germany and Switzerland. As a result of the 1997 agreement, the Company gained access to a significant customer base in these European countries (including an assignment of license and maintenance agreements)

Landmark Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

Note 2 — Summary of Significant Accounting Policies — (Continued)

and established subsidiaries in Germany and The Netherlands to support these customers directly. In consideration for the acquisition of these rights, the Company paid Infarmedica $1,800,000 in installment payments from 1997 through 1999, of which $497,000 was paid in 1999, $488,000 was paid in 1998 and $815,000 was paid in 1997. In addition, in January 1997, the Company granted Infarmedica a warrant to purchase 225,000 shares of the Company’s common stock at $4.00 per share, which was fully vested upon issuance, expires on January 1, 2007, and is transferable only with the Company’s consent. The fair value of the warrant was $48,000, calculated using an option pricing model. The Company recorded the acquisition of the customer base as an intangible asset representing the present value of the cash payments plus the fair value of the warrant issued. The related intangible asset was amortized over three years.

      In January 1999, the Company signed an agreement to acquire certain rights and related assets from Software Products Ltd. (“Software Products”), a former international distributor of the Company’s products. Under terms of the agreement governing the distribution relationship, Software Products held exclusive rights to market certain of the Company’s products in the United Kingdom. As a result of the 1999 agreement, the Company gained direct access to its mainframe customers in the United Kingdom. As consideration for the acquisition of these rights, the Company paid Software Products $4,000,000 in cash. As further consideration, the Company issued to Software Products 91,586 shares of Company common stock, with a fair value of $850,000 and subject to certain resale restrictions and registration rights. Additionally, the Company granted Software Products a warrant to purchase 150,000 shares of the Company’s common stock at the then fair market value of $10.00 per share, which vested upon issuance and expires in January 2009. The fair value of the warrant was $540,000, calculated using an option pricing model assuming an expected warrant life of two years, a risk-free interest rate of 4.6% and stock volatility of 60%. The Company recorded the acquisition of the customer base as an intangible asset representing the cash payment and the fair value of the stock and warrant issued and is amortizing the intangible asset over a five-year period.

      In May 1999, the Company established a subsidiary, Landmark Systems France, SARL, to act as a distributor of the Company’s client/server products in France. In October 1999, the Company acquired the distribution rights for its mainframe products from its international distributor in France. Under terms of the agreement to acquire the distribution rights, the Company paid the former distributor $1,200,000. Additionally, the Company granted the former distributor a warrant to purchase 100,000 shares of Company common stock at the then fair market value of $7.50 per share, which vested upon issuance. The warrant expires in October 2002 or October 2004 if certain conditions are met. The fair value of the warrant was $333,000, calculated using an option pricing model assuming an expected warrant life of three years, a risk free interest rate of 5.9% and stock volatility of 60%. The Company recorded the acquisition of the customer base as an intangible asset representing the cash payment and the fair value of the warrant issued, and is amortizing the intangible asset over a five-year period.

      In June 1999, the Company acquired the distribution rights from its international distributor in the Scandinavian countries and established a subsidiary, Landmark Systems Nordic, AB, to act as a distributor of the Company’s products in the Scandinavian countries. Under terms of the agreement to acquire the distribution rights, the Company will pay the former distributor a royalty through June 2003 ranging from 65% to 85% of revenue received from the licensing of certain products to, and the receipt of maintenance revenue attributed to those products from, the former distributor’s

Landmark Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

Note 2 — Summary of Significant Accounting Policies — (Continued)

customers. Royalty expense to the former distributor was $840,000 and $225,000 for the years ended December 31, 2000 and 1999, respectively.

      Amortization expense of costs to acquire distribution rights was $1,419,000, $1,776,000, and $616,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

Software Development Costs

      The Company accounts for its software development activities in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, “Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed.” The Company capitalizes costs from the point of demonstrated technological feasibility up to the time the product is available for release to customers. Amortization is computed on an individual product basis and is the greater of (i) the ratio of current gross revenues for a product to the total current and anticipated future gross revenues for the product or (ii) the straight-line method over the estimated economic life of the product. The Company amortizes capitalized software costs over an 18-month period.

Impairment of Long-Lived Assets

      The Company has adopted Statement of Financial Standards No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (“SFAS 121”). SFAS 121 prescribes that an impairment loss is recognized in the event that facts and circumstances indicate that the carrying amount of an asset may not be recoverable, and an estimate of future undiscounted cash flows is less than the carrying amount of the asset. Impairment is recorded based on an estimate of future discounted cash flows.

Stock-Based Compensation

      The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Under APB No. 25, compensation expense is measured as the excess, if any, of the market price of the Company’s stock at the date of grant over the exercise price of the option granted. Compensation expense for stock options, if any, is recognized ratably over the vesting period. The Company provides additional pro forma disclosures as required under SFAS No. 123, “Accounting for Stock-Based Compensation”; see Note 11 — Stockholders’ Equity.

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

Landmark Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

Note 2 — Summary of Significant Accounting Policies — (Continued)

Comprehensive Income (Loss)

      Effective January 1, 1998, the Company adopted SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components. The Company’s total comprehensive income is comprised of net income and other comprehensive income (loss), which consists of foreign currency translation adjustments, and is presented in the Consolidated Statement of Changes in Stockholders’ Equity.

Foreign Currency Translations

      The functional currency for the Company’s international subsidiaries is the applicable local currency. The financial statements of international subsidiaries are translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates during each reporting period for results of operations. Adjustments resulting from translation of financial statements are included in stockholders’ equity as other comprehensive income (loss). The Company does not attempt to hedge its foreign currency exposures. Foreign currency transaction losses of $45,000, $32,000 and $6,000 in 2000, 1999 and 1998, respectively, are included in other income.

Fair Value of Financial Instruments

      The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to the short maturity of those instruments.

      The Company had $17,832,000 and $12,416,000 of unbilled accounts receivable outstanding at December 31, 2000 and 1999, respectively; the estimated fair values of these receivables are $18,296,000 and $12,698,000, respectively, calculated using discounted cash flows.

Concentrations of Credit Risk

      Financial instruments that expose the Company to concentrations of credit risk consist principally of accounts receivable and unbilled receivables. Credit risk is limited due to the large number and geographic dispersion of customers comprising the Company’s customer base. No distributor or customer accounted for more than 10% of the Company’s total outstanding receivables.

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

Earnings Per Share

      Basic earnings per share is computed by dividing the net income available to common stockholders by the weighted-average number of shares of common stock outstanding. Diluted earnings per share is computed by additionally reflecting the potential dilution that could occur, using the treasury stock method, if warrants and options to acquire common stock were exercised or

Landmark Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

Note 2 — Summary of Significant Accounting Policies — (Continued)

resulted in the issuance of common stock that then shared in the earnings of the Company. The following is a reconciliation of the numerators and denominators for basic and diluted earnings per share for 2000, 1999 and 1998:

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

For the year ended December 31, 2000
Basic EPS

Net loss	$(2,550,772)	12,973,471	$(0.20)
Effect of dilutive securities

Common stock options and warrants	—	—

Diluted EPS	$(2,550,772)	12,973,471	$(0.20)

For the year ended December 31, 1999
Basic EPS

Net income	$4,077,052	12,407,132	$0.33
Effect of dilutive securities

Common stock options and warrants	—	736,252

Diluted EPS	$4,077,052	13,143,384	$0.31

For the year ended December 31, 1998
Basic EPS

Net income	$5,122,113	11,491,395	$0.45
Effect of dilutive securities

Common stock options and warrants	—	881,634

Diluted EPS	$5,122,113	12,373,029	$0.41

      At December 31, 2000, the Company had options and warrants outstanding which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share for 2000 as their effect would have been antidilutive. See a summary of the options outstanding in Note 11 — Stockholders’ Equity, and a summary of the warrants outstanding in Note 2 — Summary of Accounting Principles, Intangible Assets.

Note 3 — Discontinuance of Client/ Server Products

      In November 2000, the Company determined that its client/server products were not competitive in the marketplace and discontinued the sale of those products. The Company recorded a $4,343,000 charge during the fourth quarter of 2000 to reflect asset disposal and restructuring costs associated with the discontinuance of its client/server products. As part of the charge, the Company wrote off approximately $3,052,000 of capitalized software and prepaid royalty expenses, incurred approximately $965,000 in severance and related costs resulting from the dismissal of 40 employees assigned to these products and disposed of approximately $326,000 of computer equipment dedicated to those products. At December 31, 2000, accrued liabilities included $535,000 for accrued severance, most of which was paid by the end of February 2001.

Landmark Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

Note 4 — Sale of Unbilled Accounts Receivable

      During 2000, 1999 and 1998, the Company sold, without recourse, unbilled accounts receivables with a book value of $3,863,000, $8,745,000 and $7,821,000, respectively, to augment the Company’s cash flow. The unbilled receivables sold were from customers in the U.S. with remaining payments of up to four years. The transactions were accounted for pursuant to SFAS No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and resulted in immaterial gains and losses for the Company.

Note 5 — Fixed Assets

      Fixed assets consist of the following:

	December 31,

	2000	1999

Computer equipment	$6,762,425	$7,138,539

Office equipment	6,574,828	5,731,046

Furniture and equipment	3,418,438	3,410,396

Leasehold improvements	2,577,997	2,575,885

	19,333,688	18,855,866

Less accumulated depreciation	(14,018,026)	(13,492,593)

Fixed assets, net	$5,315,662	$5,363,273

      Depreciation expense was approximately $1,766,000, $1,666,000 and $1,385,000 in 2000, 1999 and 1998, respectively.

Note 6 — Capitalized Software Costs

      Capitalized software costs consist of the following:

	December 31,

	2000	1999

Capitalized software costs	$504,086	$2,613,707

Less accumulated amortization	—	(1,746,748)

Capitalized software, net	$504,086	$866,959

      The Company capitalized software development costs of approximately $2,460,000, $856,000 and $258,000 during 2000, 1999 and 1998, respectively. As discussed in Note 3, the Company wrote-off $2,442,000 of unamortized software development costs in 2000 as part of the non-recurring restructuring charge. Amortization expense of capitalized software costs was approximately $380,000, $247,000 and $400,000 in 2000, 1999 and 1998, respectively.

Note 7 — Debt

      In December 1998, the Company paid the remaining balance of its debt. This debt consisted of a note payable with an interest rate of 9%, which was secured by fixed assets and was due in monthly

Landmark Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

Note 7 — Debt — (Continued)

installments from February 1996 through January 1999. The Company did not pay any interest in 2000 and 1999. The Company paid interest of approximately $42,000 in 1998.

      In March 1999, the Company obtained a revolving line of credit in the amount of $10,000,000. The line of credit, which is unsecured, has a floating interest rate of LIBOR plus 1.35% and had an expiration of June 30, 2000. In June 2000, the line of credit was extended until June 30, 2001. No advances have been made on the line of credit. The line of credit includes administrative fees of 0.25% on the unused balance.

Note 8 — Segment Information

      The Company classifies its operations into one industry segment, software development and related services. The Company categorizes its products and services into two groups: mainframe and client/server. The Company’s revenues by product group consist of the following:

	Year Ended December 31,

	2000	1999	1998

Mainframe	$53,504,251	$51,212,770	$47,122,009

Client/server	2,910,927	3,989,664	2,710,225

Total revenues	$56,415,178	$55,202,434	$49,832,234

      The Company sells its products outside the United States through its subsidiaries and international distributors. The Company’s revenues by country or geographic region are as follows:

	Year Ended December 31,

	2000	1999	1998

United States	$35,971,810	$37,763,652	$33,316,805

Germany	3,994,549	3,665,206	4,165,628

United Kingdom	3,651,101	2,836,637	2,391,301

Benelux	2,197,373	1,815,552	2,126,476

France	1,904,651	1,261,589	686,921

Sweden	1,395,687	448,602	229,278

Australia	1,215,447	1,782,883	1,553,149

Other	6,084,560	5,628,313	5,362,676

Total revenue	$56,415,178	$55,202,434	$49,832,234

Landmark Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

Note 8 — Segment Information — (Continued)

      The Company’s long-lived assets, which consist of fixed assets, capitalized software and intangible assets, by country or geographic region are as follows:

	December 31,

	2000	1999	1998

United States	$10,031,879	$11,815,246	$4,760,777

Europe	275,061	220,807	185,372

Other	26,329	48,291	48,863

Long-lived assets	$10,333,269	$12,084,344	$4,995,012

Note 9 — Income Taxes

      Income before income taxes consists of the following:

	Year Ended December 31,

	2000	1999	1998

United States	$(2,846,558)	$6,791,643	$7,848,582

International subsidiaries	28,468	(396,270)	368,229

Income before taxes	$(2,818,090)	$6,395,373	$8,216,811

      The (benefit from) provision for income taxes consists of the following:

	Year Ended December 31,

	2000	1999	1998

Current taxes payable:

U.S. Federal	$—	$1,447,293	$2,664,377

Foreign	975,729	702,674	762,284

State and local	122,631	256,335	195,898

	1,098,360	2,406,302	3,622,559

Deferred tax (benefit) provision:

U.S. Federal	(1,299,072)	128,388	(527,255)

Foreign	44,743	(227,373)	44,587

State and local	(111,349)	11,004	(45,193)

	(1,365,678)	(87,981)	(527,861)

(Benefit from) provision for income taxes	$(267,318)	$2,318,321	$3,094,698

      The Company paid income taxes of approximately $663,000, $3,446,000 and $2,795,000 in 2000, 1999 and 1998, respectively. Foreign taxes paid relate primarily to taxes withheld from revenues remitted by international distributors.

      The Company provides deferred taxes for temporary differences between the bases of assets and liabilities for financial reporting purposes and the bases of assets and liabilities for tax return purposes.

Landmark Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

Note 9 — Income Taxes — (Continued)

The net deferred tax assets (liabilities) at December 31, 2000 and 1999 are attributable to the following:

	December 31,

	2000	1999

Deferred tax assets:

Deferred revenue	$1,310,384	$938,515

Allowance for doubtful accounts	135,787	278,960

Tax credit carryforwards	861,419	319,491

Federal and state net operating loss carryforwards	1,065,542	—

Capitalized software development costs	190,834	82,947

Losses from subsidiaries not utilized	925,753	606,057

Depreciation and amortization	1,300,559	1,004,499

Other	(97,254)	115,824

Valuation allowance	(1,053,667)	(333,000)

	4,639,357	3,013,293

Deferred tax liabilities:

Sublease and general sales tax accrual	(14,577)	(29,154)

Depreciation and amortization	(179,072)	(157,260)

	(193,649)	(186,414)

Net deferred tax assets	$4,445,708	$2,826,879

Current deferred tax assets	$2,688,042	$1,333,482

Non-current deferred tax assets	1,757,666	1,493,397

Net deferred tax assets	$4,445,708	$2,826,879

      As of December 31, 2000 and 1999, the Company had a valuation allowance of $1,054,000 and $333,000, respectively, to reflect state and foreign net operating loss carryforwards that, in the Company’s estimation, would more likely than not expire prior to utilization. The Company recorded an increase to the valuation allowance of approximately $721,000 in 2000 to reflect the tax effect of estimated state and international net operating losses.

      At December 31, 2000 and 1999, the Company had federal and state net operating loss carryforwards of approximately $1,810,000 and $380,000, respectively, which are available to offset future taxable income.

      At December 31, 2000, the Company also had foreign net operating loss carryforwards of approximately $2,665,000, of which $875,000 expires between the years 2001 and 2005. The remaining $1,790,000 carryforwards indefinitely and is available to offset future foreign taxable income.

      Competent authority is a process to resolve unintended results between the U.S. and foreign taxing jurisdictions. In 1996, the Company established a provision for competent authority of $129,000 to reflect management’s belief that the outcome of this process would likely result in a

Landmark Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

Note 9 — Income Taxes — (Continued)

liability. In 1999, it was determined that the issues were resolved and the provision for competent authority of $129,000 was released. In 2000, the Company received a payment of approximately $23,000 as payment for a portion of the amounts under question.

      The (benefit from) provision for income taxes differs from the amount of taxes determined by applying the U.S. Federal statutory rate of 34% to income (loss) before income taxes as a result of the following:

	Year Ended December 31,

	2000	1999	1998

Computation of U.S. Federal income taxes at the statutory rate	34.0%	34.0%	35.0%

State and local taxes, net of Federal income tax benefit	3.8	2.7	1.6

Change in valuation allowance	(26.7)	0.2	(0.1)

Change in provision for competent authority	—	(2.0)	—

Foreign tax rate differential	(1.5)	—	—

Other	(0.1)	1.4	1.2

Effective tax rate	9.5%	36.3%	37.7%

Note 10 — Employee Benefit Plan

      The Company has a 401(k) defined contribution plan. During 2000, 1999 and 1998, the Company matched 50% of the first 3% of employees’ deferred contributions. Employees are fully vested in all Company contributions. The Company recorded expense for its matching contributions of approximately $253,000, $273,000 and $228,000 during 2000, 1999 and 1998, respectively.

Note 11 — Stockholders’ Equity

Stock Purchase Plans

      During 1998, the Company adopted the 1998 Stock Purchase Plan (“1998 SPP”), which replaced the 1991 Employee Stock Purchase Plan (“1991 ESPP”). Under the 1998 SPP, eligible employees may use up to 10% of their gross cash compensation to purchase shares of the Company’s common stock at a purchase price equal to 85% (90% during 1998 and the first three quarters of 1999) of the fair value of the stock as of the last day of the previous quarter or the day before the last day of the current quarter, whichever is lower. For the plan year ended April 30, 1998, the Board made 75,000 shares available for purchase under the 1991 ESPP. Under the 1991 ESPP, eligible employees could purchase shares valued at up to 10% of their gross cash compensation at fair value as determined by the Board. During 2000, 1999 and 1998, 91,091, 71,534 and 39,512 shares, respectively, were purchased under the stock purchase plans.

Stock Incentive Plans

      The Company has two stock incentive plans that provide for the granting of stock options to employees and executives of the Company: the 1994 Stock Incentive Plan (“1994 SIP”) and the 1989 Stock Incentive Plan (“1989 SIP”). Options under these plans are granted at the fair market value of the Company’s common stock at the date of grant, vest over a four-year period and expire ten years after the grant date. The 1994 SIP replaced the 1989 SIP and no additional grants will be

Landmark Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

Note 11 — Stockholders’ Equity — (Continued)

made under the 1989 SIP. Options outstanding under the 1989 SIP will remain outstanding until the options terminate or are exercised.

      As of December 31, 2000, a total of 4,500,000 shares of common stock can be issued under the 1994 SIP through (i) qualified stock options, which qualify as incentive stock options and have an exercise price equal to or greater than the fair market value of the common stock at the date of grant, (ii) non-qualified stock options, which have an exercise price equal to or greater than 85% of the fair market value of the common stock on the date of grant, (iii) restricted stock awards for common stock at a price determined by the Board, but not less than 85% of the fair market value of the stock at the date of grant, which is nontransferable and subject to repurchase at the holder’s cost until Board designated conditions have been met, or (iv) stock bonuses. As of December 31, 2000, 1,512,891 options were available for future grant under the 1994 SIP.

1996 Advisory Board and Directors Stock Incentive Plan

      Options granted under the 1996 Advisory Board and Directors Stock Incentive Plan (the “1996 ABP”) are granted at the market value of the Company’s common stock on the date of grant, vest over a four-year period and expire ten years after the grant date. In 2000, 1999 and 1998, the Company granted options totaling 54,000, 66,000 and 36,000, respectively, to its Board members. As of December 31, 2000, 102,000 options were available for future grant under the 1996 ABP.

Options Outstanding and Exercisable

      The following table summarizes option grants, exercises and cancellations during 1998, 1999 and 2000 for all stock option plans:

	Shares	Price Per	Weighted-Average
	Outstanding	Share	Exercise Price
	Under Option	Under Option	Per Share

Balance at December 31, 1997	2,510,953	$3.00 – $ 4.97	$3.76

Stock options granted	839,875	6.13 – 10.75	8.27

Stock options exercised	(529,742)	3.17 – 8.63	3.79

Stock options canceled	(344,103)	3.33 – 8.63	5.45

Balance at December 31, 1998	2,476,983	3.00 – 10.75	5.01

Stock options granted	1,300,402	7.44 – 13.38	10.55

Stock options exercised	(892,385)	3.00 – 8.63	3.66

Stock options canceled	(276,871)	4.00 – 12.88	9.08

Balance at December 31, 1999	2,608,129	3.17 – 13.38	7.78

Stock options granted	417,500	3.94 – 7.06	5.16

Stock options exercised	(218,230)	3.59 – 8.63	4.10

Stock options canceled	(726,117)	3.94 – 12.88	8.74

Balance at December 31, 2000	2,081,282	$3.17 – $13.38	$7.32

Landmark Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

      The following table summarizes information about options outstanding at December 31, 2000:

	Options Outstanding			Options Exercisable

		Weighted average	Weighted		Weighted
		remaining	average		average
Range of	Options	contractual	exercise	Options	exercise
exercise price	outstanding	life	price	exercisable	price

$ 3.17 – $ 4.19	645,028	5.8 years	$3.85	496,833	$3.76
$ 4.96 – $ 7.63	432,625	8.6 years	$6.15	108,688	$6.77
$ 7.75 – $ 9.63	615,125	8.2 years	$8.48	241,750	$8.50
$10.12 – $13.38	388,504	8.1 years	$12.55	110,636	$12.59

$ 3.17 – $13.38	2,081,282	7.5 years	$7.32	957,907	$6.32

      The unvested options vest primarily over a four-year period and will be fully vested in the year 2004.

      The weighted-average fair value of stock options granted under the employee stock option plans during 2000, 1999 and 1998 was $3.79, $6.57 and $4.64, respectively. Had the Company determined compensation costs for these option plans and the stock purchase plans in accordance with SFAS No. 123 (Note 2), the Company’s net (loss) for 2000 would have been approximately $(4,617,000) or $(0.36) per basic and diluted share. The Company’s net income for 1999 would have been approximately $2,076,000, or $0.17 per basic share and $0.16 per diluted share. The Company’s net income for 1998 would have been approximately $4,418,000, or $0.38 per basic and $0.36 per diluted share. The SFAS No. 123 method of accounting does not apply to options granted prior to January 1, 1995 and, accordingly, the resulting pro forma compensation cost may not be representative of future amounts.

      The weighted-average assumptions included in the Company’s fair value calculations are as follows:

	2000	1999	1998

Expected life (years)	5	5	5

Risk-free interest rate	5-7%	4- 6%	4- 6%

Volatility	90%	70%	60%

Dividend yield	0%	0%	0%

Stock Compensation Expense

      The Company records stock compensation expense for the amount, if any, by which the fair market value of the Company’s common stock exceeds the option exercise price at the date of the option grant. The Company records stock compensation benefit to reflect any forfeitures of unvested stock options. The Company did not record stock compensation expense in 2000 and 1999. The Company recorded stock compensation expense of approximately $100,000 in 1998.

Note 12 — Treasury Stock

      In December 2000, the Board authorized management to purchase for a 90-day period up to $3.5 million worth of the Company’s common stock at no more than $3.75 per share. In December 2000, the Company repurchased 782,000 shares of the Company’s common stock for

Landmark Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

Note 12 — Treasury Stock — (Continued)

approximately $2,444,000. At December 31, 2000, the shares repurchased were held as treasury shares.

Note 13 — Commitments

      During 1988, the Company entered into a ten-year lease for office space that included a rent abatement for one and one half years. Rental expense has been calculated as total rental payments spread ratably over the life of the lease. An accrued rent expense is created in years when rent expense exceeds cash payments. In 1996, the Company extended the lease commitment by five years. The current and long-term portions of the deferred rent abatement at December 31, 2000 are approximately $87,000 and $131,000, respectively, and have been included in accrued expenses or other liabilities, as appropriate.

      During 1998, the Company entered into a lease for office space for the Company’s new headquarters facility and concurrently subleased the Company’s existing headquarters facility at terms that are comparable to those contained within the Company’s existing lease. The Company moved into the new facility in June 1999 and turned its existing premises over to the sublessee at that time. The lease for the new facility has a twelve-year term.

      The Company is committed for the payment of minimum rentals, exclusive of escalation charges and renewal options and net of sublease income, under office space, computer and other equipment operating lease agreements through 2005 for the following amounts:

Year ending December 31,

2001	$3,800,000

2002	1,900,000

2003	1,900,000

2004	1,800,000

2005	1,800,000

Thereafter	10,300,000

Total	$21,500,000

      Additionally, the Company leases certain equipment under cancelable operating leases. The total rental expense under all equipment and office space operating leases was approximately $3,800,000, $3,800,000 and $3,200,000 in 2000, 1999 and 1998, respectively.

Landmark Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

Note 14 — Unaudited Quarterly Results

      The following table sets forth unaudited quarterly consolidated statements of operations data for the years ended December 31, 2000, 1999 and 1998 (in thousands, except per share amounts):

	Mar 31,	Jun 30,	Sep 30,	Dec 31,

2000

Total revenues	$12,465	$13,188	$14,012	$16,750

Gross profit	10,385	10,350	11,258	14,182

Net income (loss)	222	(294)	252	(2,630)
Earnings (loss) per share

Basic	0.02	(0.02)	0.01	(0.20)

Diluted	0.02	(0.02)	0.01	(0.20)

1999

Total revenues	$13,798	$14,325	$13,001	$14,078

Gross profit	11,900	12,382	11,052	11,972

Net income	1,452	1,439	300	886
Earnings per share

Basic	0.12	0.12	0.02	0.07

Diluted	0.11	0.11	0.02	0.07

1998

Total revenues	$10,300	$12,144	$12,369	$15,019

Gross profit	8,893	10,642	11,225	13,599

Net income	692	954	1,423	2,053
Earnings per share

Basic	0.06	0.08	0.12	0.18

Diluted	0.06	0.08	0.11	0.16

Landmark Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

Note 14 — Unaudited Quarterly Results — (Continued)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

      The information with respect to directors required by this item is incorporated by reference from the Company’s 2001 Proxy Statement to be filed with the Securities and Exchange Commission by April 30, 2001.

      The information with respect to officers required by this item is included at the end of Part I of this document under the heading “Executive Officers of the Company.”

Item 11.  Executive Compensation.

      The information required by this item is incorporated by reference from the Company’s 2001 Proxy Statement to be filed with the Securities and Exchange Commission by April 30, 2001.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

      The information required by this item is incorporated by reference from the Company’s 2001 Proxy Statement to be filed with the Securities and Exchange Commission by April 30, 2001.

Item 13.  Certain Relationships and Related Transactions.

      The information required by this item is incorporated by reference from the Company’s 2001 Proxy Statement to be filed with the Securities and Exchange Commission by April 30, 2001.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      (a)  Listed below are the documents filed as a part of this report:

1. Financial Statements and the Independent Accountants Report:

Report of Independent Accountants
Consolidated Statements of Operations
Consolidated Balance Sheets
Consolidated Statements of Changes in Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

2. Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts

3. Exhibits:

Exhibit
Number		Description of Document

3.1		Articles of Incorporation (incorporated by reference to Exhibit 3.1 forming a part of the Company’s registration statement on Form S-1 (File No. 333-35629) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended.)
3.2		Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 forming a part of the Company’s registration statement on Form S-1 (File No. 333-35629) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended.)
4.1		Reference is made to Exhibits 3.1 and 3.2
4.2		Specimen certificate of Common Stock (incorporated by reference to Exhibit 4.2 forming a part of the Company’s registration statement on Form S-1 (File No. 333-35629) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended.)
10.2	*	1989 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 forming a part of the Company’s registration statement on Form S-1 (File No. 333-35629) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended.)
10.3	*	1991 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 forming a part of the Company’s registration statement on Form S-1 (File No. 333-35629) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended.)
10.4	*	1992 Executive Stock Incentive Plan (incorporated by reference to Exhibit 10.4 forming a part of the Company’s registration statement on Form S-1 (File No. 333-35629) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended.)
10.5	*	1994 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 forming a part of the Company’s registration statement on Form S-1 (File No. 333-35629) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended.)
10.6	*	1996 Advisory Board and directors Stock Incentive Plan (incorporated by reference to Exhibit 10.6 forming a part of the Company’s registration statement on Form S-1 (File No. 333-35629) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended.)
10.7	*	1998 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99 forming a part of the Company’s registration statement on Form S-8 (File No. 333-61161) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended.)
10.8	*	Deed of Lease between Boston Properties Limited Partnership and Landmark Systems Corporation dated January 30, 1998

Exhibit
Number		Description of Document

10.9	*	Employment agreement between the Company and Frederick S. Rolandi, III dated June 2, 2000 (incorporated by reference to Exhibit 10.1 forming a part of the Company’s registration statement on Form S-1 (File No. 333-35629) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended.)
22.1	†	Subsidiaries of the Company
23.1	†	Consent of PricewaterhouseCoopers LLP

*	Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Form 10-K.

†	Filed herewith.

      (b)  Reports on Form 8-K:

      On December 4, 2000, the Company filed a Current Report on Form 8-K containing a press release announcing its decision to discontinue the offering and sale of its client/server products.

      On December 7, 2000, the Company filed a Current Report on Form 8-K containing a press release announcing a $3.5 million share repurchase program.

Signatures

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANDMARK SYSTEMS CORPORATION

By:	/s/ KATHERINE K. CLARK

Katherine K. Clark
President, Chief Executive Officer and Director
(Duly Authorized Officer)

Date: March 30, 2001

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2001.

Signature	Title

/s/ PATRICK H. MCGETTIGAN Patrick H. McGettigan	Chairman of the Board
/s/ KATHERINE K. CLARK Katherine K. Clark	President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ T. EUGENE BLANCHARD T. Eugene Blanchard	Director
/s/ DENNIS J. BOWMAN Dennis J. Bowman	Director
/s/ JAMES P. DONEHEY James P. Donehey	Director
/s/ PATRICK W. GROSS Patrick W. Gross	Director
/s/ SUDHAKAR V. SHENOY Sudhakar V. Shenoy	Director
/s/ FREDERICK S. ROLANDI, III Frederick S. Rolandi, III	Vice President and Chief Financial Officer (Principal Accounting Officer)

LANDMARK SYSTEMS CORPORATION

Schedule II — Valuation and Qualifying Accounts

for the Years Ended December 31, 1998, 1999 and 2000

Col. A	Col. B	Col. C	Col. D		Col. E

	Balance at
	Beginning	Charged to			Balance at
Description	of Period	Operations	Deductions		End of Period

Year Ended December 31, 1998

Allowance for uncollectible accounts	$620,699	$1,315,193	$(612,673)	(A)	$1,323,219

Deferred tax asset valuation allowance	454,000	(5,000)	—		449,000
Year Ended December 31, 1999

Allowance for uncollectible accounts	1,323,219	727,506	(1,255,405)	(A)	795,320

Deferred tax asset valuation allowance	449,000	—	(116,000)	(B)	333,000
Year Ended December 31, 2000

Allowance for uncollectible accounts	795,320	1,137,374	(1,423,691)	(A)	509,003

Deferred tax asset valuation allowance	333,000	720,667	—	(B)	1,053,667

(A)	Uncollectible accounts written off and sales returns

(B)	Change in tax valuation allowance

INDEX TO EXHIBITS

Exhibit
Number	Exhibits

22.1	Subsidiaries of the Company
23.1	Consent of PricewaterhouseCoopers LLP