Form 10-Q
period 2001-03-31
LANDMARK SYSTEMS CORP
filed 2001-05-14
CIK 854418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarter ended March 31, 2001
Commission File Number 0-23373

LANDMARK SYSTEMS CORPORATION
(Exact name of registrant as specified in its charter)

VIRGINIA (State or other jurisdiction of incorporation or organization)	54-1221302 (I.R.S. Employer Identification No.)

12700 Sunrise Valley Drive Reston, VA (Address of principal executive offices)	20191 (Zip Code)

703-464-1300
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES     X     NO

Number of shares outstanding of the issuer’s classes of common stock as of April 30, 2001:

Class	Number of Shares Outstanding

Common Stock, par value $.01 per share	12,407,047

LANDMARK SYSTEMS CORPORATION

QUARTER ENDED MARCH 31, 2001

INDEX

		PAGE

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2001 (unaudited) and March 31, 2000 (unaudited)	4

	Condensed Consolidated Balance Sheets as of March 31, 2001 (unaudited) and December 31, 2000	5

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2001 (unaudited) and March 31, 2000 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7-8

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	9-11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	11

Item 2.	Changes in Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Submission of Matters to a Vote of Security Holders	12

Item 5.	Other Information	12

Item 6.	Exhibits and Reports on Form 8-K	12-13

SIGNATURES		14

PART I  - FINANCIAL INFORMATION

Item 1. Financial Statements

      The condensed consolidated financial statements set forth below for the three-month periods ended March 31, 2001 and 2000 are unaudited, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (see Note 1). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. Landmark Systems Corporation believes that the disclosures made are adequate to make the information presented not misleading. The results for the three-month period ended March 31, 2001 are not necessarily indicative of the results for the fiscal year.

      In the opinion of management, the accompanying condensed consolidated financial statements reflect all necessary adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of results for the periods presented. It is recommended that these financial statements be read in conjunction with the latest audited consolidated financial statements and notes thereto (included in the Annual Report on Form 10-K for the year ended December 31, 2000).

LANDMARK SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,

	2001	2000

Revenues
License revenues	$6,345,975	$4,439,903
Maintenance revenues	8,757,405	8,024,741

Total revenues	15,103,380	12,464,644
Cost of revenues
Cost of license revenues	450,977	254,239

Cost of maintenance revenues	1,443,858	1,273,262
Cost to acquire distribution rights	580,677	551,891

Total cost of revenues	2,475,512	2,079,392

Gross profit	12,627,868	10,385,252

Operating expenses
Sales and marketing	6,726,296	5,436,699
Product research and development	3,675,484	3,609,345
General and administrative	1,638,642	1,530,506

Total operating expenses	12,040,422	10,576,550

Operating income (loss)	587,446	(191,298)
Interest and other income, net	631,159	548,824

Income before income taxes	1,218,605	357,526
Provision for income taxes	487,440	135,860

Net income	$731,165	$221,666

Earnings per share
Basic	$0.06	$0.02
Diluted	$0.06	$0.02

See accompanying notes to condensed consolidated financial statements.

LANDMARK SYSTEMS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2001	December 31, 2000

	(unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$32,886,414	$28,078,594

Accounts receivable, net of allowance for doubtful accounts of $504,000 and $509,000	8,023,908	15,399,070

Unbilled accounts receivable	8,681,959	9,677,138

Other current assets	3,127,468	3,186,357

Total current assets	52,719,749	56,341,159

Unbilled accounts receivable - noncurrent	9,776,611	8,154,395

Fixed assets, net	5,104,615	5,315,662

Capitalized software costs, net	504,167	504,086

Intangible assets, net	4,159,200	4,513,521

Other assets	2,065,416	2,040,798

Total assets	$74,329,758	$76,869,621

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable, accrued expenses and other current liabilities	$6,993,117	$7,948,459

Deferred revenue	19,844,085	23,552,449

Total current liabilities	26,837,202	31,500,908

Deferred revenue - noncurrent	12,183,412	10,959,332

Other liabilities	137,682	160,518

Total liabilities	39,158,296	42,620,758

Stockholders’ equity:

Common stock, $0.01 par value, 30,000,000 shares authorized, 13,189,047 and 13,147,411 issued	131,890	131,474

Additional paid-in capital	35,589,442	35,499,092

Retained earnings	2,138,911	1,407,746

Accumulated other comprehensive loss	(245,027)	(345,695)

Treasury stock, at cost; 782,000 shares	(2,443,754)	(2,443,754)

Total stockholders’ equity	35,171,462	34,248,863

Total liabilities and stockholders’ equity	$74,329,758	$76,869,621

See accompanying notes to condensed consolidated financial statements.

LANDMARK SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,

	2001	2000

Cash flows from operating activities Net income	$731,165	$221,666
Adjustments to reconcile net income to net cash flows from operations Depreciation and amortization	877,185	640,914
Tax benefit for exercise of stock options	—	158,824
Sale of unbilled accounts receivable	—	992,414
Changes in working capital	3,244,970	(918,485)

Net cash provided by operating activities	4,853,320	1,095,333

Cash flows from investing activities
Acquisition of distribution rights	(1,101)	(87,758)
Capitalized software development costs	(92,958)	(538,211)
Capital expenditures	(217,839)	(191,345)

Net cash used in investing activities	(311,898)	(817,314)

Cash flows from financing activities
Proceeds from sale of common stock	90,766	510,677

Net cash provided by financing activities	90,766	510,677

Effect of exchange rate changes on cash	175,632	111,243

Net increase in cash and cash equivalents	4,807,820	899,939
Cash and cash equivalents, beginning of period	28,078,594	32,135,952

Cash and cash equivalents, end of period	$32,886,414	$33,035,891

See accompanying notes to condensed consolidated financial statements.

LANDMARK SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Basis of Presentation

      The accompanying unaudited interim condensed consolidated financial statements of Landmark Systems Corporation and its subsidiaries (collectively, the “Company”) reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented in conformity with generally accepted accounting principles for interim financial information. Such adjustments are of a normal recurring nature. Intercompany balances and transactions have been eliminated in consolidation.

      The results of the interim periods presented are not necessarily indicative of the results for the year. The Company’s interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on Form 10-K.

Note 2 – New Accounting Pronouncements

      In September 2000, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitizations transactions and collateral for fiscal years ending after December 15, 2000. The Company is reviewing the provisions of SFAS 140, and does not believe the adoption will have a material effect on the Company’s financial condition or results of operation.

Note 3 – Earnings Per Share

      The following reconciliation of the numerators and denominators is provided for basic and diluted earnings per share for the three months ended March 31, 2001 and 2000. Basic earnings per share is computed by dividing the net income by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by additionally reflecting the potential dilution that could occur, using the treasury stock method, if warrants and options to acquire common stock were exercised and resulted in the issuance of common stock.

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

For the three months ended March 31, 2001

Basic earnings per share	$731,165	12,375,820	$0.06

Effect of dilutive securities Stock options and warrants	—	16,779

Diluted earnings per share	$731,165	12,392,599	$0.06

For the three months ended March 31, 2000

Basic earnings per share	$221,666	12,901,578	$0.02

Effect of dilutive securities Stock options and warrants	—	350,684

Diluted earnings per share	$221,666	13,252,262	$0.02

Note 4 – Comprehensive Income

      The Company’s total comprehensive income is comprised of net income and other comprehensive income, which consists of foreign currency translation adjustments. Total comprehensive income for the three months ended March 31, 2001 and 2000 was $831,833 and $306,954, respectively.

Note 5 – Segment Reporting

      The Company classifies its operations into one industry segment, software development and related services. The Company categorizes its products and services into two groups: OS/390 and client/server. The Company’s revenues by product group consist of the following:

	Three Months Ended March 31,

	2001	2000

OS/390	$14,469,937	$11,996,920

Client/server	633,443	467,724

Total revenues	$15,103,380	$12,464,644

      The Company sells its products outside the United States through its subsidiaries and international distributors. Revenues from international distributors are presented net of royalties retained by the distributors. The Company’s revenues by country or geographic region are as follows:

	Three Months Ended March 31,

	2001	2000

United States	$10,187,742	$8,388,417

Germany	947,116	982,838

United Kingdom	919,868	851,721

Benelux	417,598	342,675

Nordic	322,217	289,218

Australia	313,358	248,702

Other	1,995,481	1,361,073

Total revenues	$15,103,380	$12,464,644

      The Company’s long-lived assets, which consist of fixed assets, capitalized software and intangible assets, by country or geographic region are as follows:

	March 31,	December 31,

	2001	2000

United States	$9,508,412	$10,031,879

Europe	237,047	275,061

Other	22,523	26,329

Total long-lived assets	$9,767,982	$10,333,269

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND                 FINANCIAL CONDITION

Results of Operations

      The following table sets forth the Company’s Condensed Consolidated Statements of Operations expressed as percentages of total revenues for the periods indicated:

	Three Months Ended March 31,

	2001	2000

Revenues
License revenues	42.0%	35.6%

Maintenance revenues	58.0	64.4

Total revenues	100.0	100.0

Cost of revenues
Cost of license revenues	3.0	2.1

Cost of maintenance revenues	9.6	10.2

Cost to acquire distribution rights	3.8	4.4

Total cost of revenues	16.4	16.7

Gross profit	83.6	83.3

Operating expenses
Sales and marketing	44.5	43.6

Product research and development	24.3	29.0

General and administrative	10.9	12.3

Total operating expenses	79.7	84.9

Operating income (loss)	3.9	(1.6)

Interest and other income, net	4.1	4.5

Income before income taxes	8.0	2.9

Provision for income taxes	3.2	1.1

Net income	4.8%	1.8%

      Total revenues. Total revenues increased 21.2% from $12.5 million for the three months ended March 31, 2000, to $15.1 million for the three months ended March 31, 2001. Revenues for the first three months of 2001 from OS/390 products and services were $14.5 million, an increase of 20.6% from the same period in the prior year. Revenues for the first three months of 2001 from client/server products and services were $0.6 million, an increase of 35.4% from the same period in the prior year.

      License revenues. License revenues increased 42.9% from $4.4 million for the three months ended March 31, 2000, to $6.3 million for the three months ended March 31, 2001. License revenues increased in part due to the continued acceptance of three new products introduced in the fourth quarter of 2000 and first quarter of 2001; the products are TMON for TCP/IP (a networking product), TMON for USS (an e-business infrastructure product) and TMON for IMS (a transaction processing product). Additionally, the Company closed several large deals during the first quarter of 2001.

      Maintenance revenues. Maintenance revenues increased 10.0% from $8.0 million for the three months ended March 31, 2000 to $8.8 million for the three months ended March 31, 2001. This increase is primarily due to contractual rate increases that occur in the first part of the year since a large part of the Company’s renewal maintenance base enters into a new contract year effective January 1.

      Cost of license revenues. Cost of license revenues includes amortization of capitalized software costs, product royalties, materials and packaging expenses. Costs of license revenues were $0.5 million and $0.3 for the three months ended March 31, 2001 and 2000, respectively, representing 7.1% and 5.7% of license revenues in such periods. The increase is the result of an increase in third-party royalties resulting from increased sales of products covered by the various royalty agreements.

      Cost of maintenance revenues. Cost of maintenance revenues consists of personnel and related costs for customer support, training and consulting services. Costs of service revenues were $1.4 million and $1.3 million for the three months ended March 31, 2001 and 2000, respectively, representing 16.5% and 15.9% of service revenues in such periods. The slight increase is primarily attributed to the formation of a professional services consulting organization established to provide post sales training and consulting services for some of the Company’s client/server products. Since the discontinuation of these products, the professional services organization has been reduced in size and refocused to provide training services for the Company’s OS/390 products.

      Cost to acquire distribution rights. Cost to acquire distribution rights includes royalties paid related to the acquisition of distribution rights as well as the straight-line amortization of international distribution rights that have been reacquired from third party resellers. Cost to acquire distribution rights for the three months ended March 31, 2001 and 2000 were $0.6 million.

      Sales and marketing. Sales and marketing expenses include personnel and related costs for the Company’s direct sales organization, marketing staff and promotional expenses. Sales and marketing expenses were $6.7 million and $5.4 million for the three months ended March 31, 2001 and 2000, respectively, representing 44.5% and 43.6% of total revenues in such periods. The increase in sales and marketing expenses is primarily due to increased commission expenses caused by the increased license revenues. Additionally, the Company’s worldwide sales force is now virtually fully staffed which has increased personnel costs.

      Product research and development. Product research and development expenses include personnel and related costs for the Company’s development staff. Product research and development expenses were $3.7 million and $3.6 million for the three months ended March 31, 2001 and 2000, respectively, representing 24.3% and 29.0% of total revenues in such periods. The decrease in product research and development expenses as a percentage of revenue is primarily due to the increase in revenues.

      General and administrative. General and administrative expenses include salaries and related costs of administration, finance and management personnel, as well as legal and accounting fees. General and administrative expenses were $1.6 million and $1.5 million for the three months ended March 31, 2001 and 2000, respectively, representing 10.9% and 12.3% of total revenues in such periods. The slight increase in general and administrative expenses from is primarily due to increased investments in IS infrastructure as the Company deploys new systems to support its business.

      Interest and other income, net. Interest and other income, net includes interest income earned on cash balances, interest income recorded on installment receivables, interest expense incurred on term and revolving credit facilities, bank fees and exchange gains (losses) incurred by the Company on transactions denominated in foreign currencies. Net interest and other income totaled $0.63 million and $0.55 million for the three months ended March 31, 2001 and 2000, respectively. Of these amounts, $0.3 million and $0.4 million represent interest earned on the Company’s bank balances for the three months ended March 31, 2001 and 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 2001, the Company had cash and cash equivalents of $32.9 million and working capital of $25.9 million. During the three months ended March 31, 2001, net cash provided by operating and financing activities were $4.9 million and $0.1 million, respectively, while net cash used in investing activities was $0.3 million. The Company invests its cash, which includes the $12.0 million proceeds from the Company’s initial public offering in November 1997, in a money market fund. The Company had no debt as of March 31, 2001, other than normal trade payables and accrued liabilities. Stockholders’ equity at March 31, 2001 was $35.2 million.

      In March 1999, the Company obtained a revolving line of credit in the amount of $10,000,000. The line of credit, which is unsecured, has a floating interest rate of LIBOR plus 1.35% and has an expiration of June 30, 2001. No advances have been made on the line of credit. The line of credit includes administrative fees of 0.25% on the unused balance.

      The Company continues to finance its growth through funds generated from operations. For the three months ended March 31, 2001, cash flow from operations was $4.9 million. During 2000, the Company augmented operating cash flows with the sale of unbilled accounts receivable. The sale of the unbilled receivables resulted in immaterial gains and losses for the Company. The general rise of interest rates during 2000 made it more difficult to identify financial institutions willing to buy the unbilled receivables at terms favorable to the Company; there can be no assurance of the Company’s continued ability to sell additional unbilled receivables in the future. However, the Company will continue to seek financing of this type depending on the Company’s cash flow requirements and whether the terms are financially favorable for the Company.

      The Company’s investing activities primarily include expenditures for fixed assets in support of the Company’s product development activities. During the three months ended March 31, 2001, the Company invested $0.2 million in fixed assets, consisting primarily of computer equipment to expand and upgrade the Company’s infrastructure.

      The Company believes that cash and cash equivalents at March 31, 2001, cash flow generated from operations and the line of credit will provide sufficient liquidity to meet its needs for at least the next twelve months. To the extent the Company makes acquisitions of other companies, products or technologies, the Company may use working capital, sell or issue additional equity or debt securities or use credit facilities.

NEW ACCOUNTING PRONOUNCEMENTS

      In September 2000, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitizations transactions and collateral for fiscal years ending after December 15, 2000. The Company is reviewing the provisions of SFAS 140, and does not believe the adoption will have a material effect on the Company’s financial condition or results of operation.

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE LITIGATION REFORM ACT OF 1995

      Some of the statements in this Quarterly Report on Form 10-Q are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995 and are related to anticipated future operating results. Future operating results may be impeded by single or combined events and/or circumstances that have not been presently anticipated. Forward-looking statements are based on Landmark management’s current expectations and assumptions, which may be affected by a number of factors, including, without limitation, the significant percentage of sales consummated in the last few days of each calendar quarter, changes in the Company’s business strategy and focus, continued softness in the mainframe enterprise software market, competitive product introductions resulting from rapid technological advances, price competition, any failure or delay in the Company’s ability to develop and introduce new products, uncertainty of customer acceptance of new products, seasonal factors affecting the Company’s sales, the Company’s ability to attract and retain qualified technical, sales, managerial and other key personnel, the Company’s ability to manage expenses effectively, foreign currency risk, and other factors. Therefore, there can be no assurance that actual future results will not differ materially from anticipated results.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

      The Company has subsidiaries in the United Kingdom, Italy, Germany, France, The Netherlands, Sweden, Spain, Australia, Hong Kong and Singapore that act as distributors of its products. Additionally, the Company uses third party distributors to market and distribute its products in other international regions. Transactions conducted by the subsidiaries are typically denominated in the local country currency, while royalty payments from the distributors are typically denominated in U.S. dollars. As a result, the Company is primarily exposed to foreign exchange rate fluctuations as the financial results of its subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and impact overall expected profitability. Through and as of March 31, 2001, the Company’s exposure was not material to the overall financial statements taken as a whole. The Company has not entered into any foreign currency hedging transactions with respect to its foreign currency market risk.

      The Company’s exposure to market risk for changes in interest rates relates primarily to unbilled accounts receivable. At March 31, 2001, the Company has $18.5 million of unbilled accounts receivable; the estimated fair market value of these receivables is $18.5 million. If market interest rates increase 10% from the levels at March 31, 2001, the fair market value of the unbilled accounts receivable would decline by approximately $0.1 million.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports of Form 8-K

(a)	Exhibits

	3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 forming a part of the Company’s registration statement on Form S-1 (File No. 333-35629) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended.)

	3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 forming a part of the Company’s registration statement on Form S-1 (File No. 333-35629) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended.)

	4.1	Reference is made to Exhibits 3.1 and 3.2

	4.2	Specimen certificate of Common Stock (incorporated by reference to Exhibit 4.2 forming a part of the Company’s registration statement on Form S-1 (File No. 333-35629) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended.)

	10.2	1989 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 forming a part of the Company’s registration statement on Form S-1 (File No. 333-35629) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended.)

	10.3	1991 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 forming a part of the Company’s registration statement on Form S-1 (File No. 333-35629) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended.)

	10.4	1992 Executive Stock Incentive Plan (incorporated by reference to Exhibit 10.4 forming a part of the Company’s registration statement on Form S-1 (File No. 333-35629) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended.)

	10.5	1994 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 forming a part of the Company’s registration statement on Form S-1 (File No. 333-35629) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended.)

	10.6	1996 Advisory Board and Directors Stock Incentive Plan (incorporated by reference to Exhibit 10.6 forming a part of the Company’s registration statement on Form S-1 (File No. 333-35629) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended.)

	10.7	1998 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99 forming a part of the Company’s registration statement on Form S-8 (File No. 333-61161) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended.)

	10.8	Deed of Lease between Boston Properties Limited Partnership and Landmark Systems Corporation dated January 30, 1998 (incorporated by reference to Exhibit 10.8 forming a part of the Company’s Form 10-K for the year ended December 31, 1999)

	10.9	Employment agreement between the Company and Frederick S. Rolandi, III dated June 2, 2000 (incorporated by reference to Exhibit 10.1 forming a part of the Company’s registration statement on Form S-1 (File No. 333-35629) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended.)

(b)	Reports on Form 8-K

None.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDMARK SYSTEMS CORPORATION

Date:	May 14, 2001	By:	/s/ Katherine K. Clark _________________________________ Katherine K. Clark President and Chief Executive Officer (Duly Authorized Officer)

Date:	May 14, 2001	By:	/s/ Frederick S. Rolandi, III _____________________________ Frederick S. Rolandi, III Vice President and Chief Financial Officer (Chief Accounting Officer)