Form 10-Q/A
period 2001-03-31
LANDMARK SYSTEMS CORP
filed 2001-08-20
CIK 854418

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

LANDMARK SYSTEMS CORPORATION

QUARTER ENDED MARCH 31, 2001

INDEX

		PAGE
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Statements of Operations for the three months ended March 31, 2001 (restated and unaudited) and March 31, 2000 (unaudited)	4

	Condensed Consolidated Balance Sheets as of March 31, 2001 (restated and unaudited) and December 31, 2000	5

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2001 (restated and unaudited) and March 31, 2000 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (restated and unaudited)	7-9

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	10-12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 2.	Changes in Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Security Holders	13

Item 5.	Other Information	13

Item 6.	Exhibits and Reports on Form 8-K	13-14

SIGNATURES		15

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

      The condensed consolidated financial statements set forth below for the three-month period ended March 31, 2001 are restated and unaudited. The condensed consolidated financial statements set forth below for the three-month period ended March 31, 2000 are unaudited. These condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (see Note 1). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. Landmark Systems Corporation believes that the disclosures made are adequate to make the information presented not misleading. The results for the three-month period ended March 31, 2001 are not necessarily indicative of the results for the fiscal year.

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

LANDMARK SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,

	2001	2000

	(restated and unaudited)	(unaudited)

Revenues

License revenues	$6,345,975	$4,439,903

Maintenance revenues	7,781,617	8,024,741

Total revenues	14,127,592	12,464,644

Cost of revenues

Cost of license revenues	450,977	254,239

Cost of maintenance revenues	1,443,858	1,273,262

Cost to acquire distribution rights	580,677	551,891

Total cost of revenues	2,475,512	2,079,392

Gross profit	11,652,080	10,385,252

Operating expenses

Sales and marketing	6,726,296	5,436,699

Product research and development	3,675,484	3,609,345

General and administrative	1,638,642	1,530,506

Total operating expenses	12,040,422	10,576,550

Operating loss	(388,342)	(191,298)

Interest and other income, net	569,549	548,824

Income before income taxes	181,207	357,526

Provision for income taxes	77,013	135,860

Net income	$104,194	$221,666

Earnings per share

Basic	$0.01	$0.02

Diluted	$0.01	$0.02

See accompanying notes to condensed consolidated financial statements.

LANDMARK SYSTEMS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2001	December 31, 2000

	(restated and
	unaudited)

ASSETS

Current assets:

Cash and cash equivalents	$32,886,414	$28,078,594

Accounts receivable, net of allowance for doubtful accounts of $504,000 and $509,000	9,080,917	15,399,070

Unbilled accounts receivable	9,525,157	9,677,138

Other current assets	3,127,468	3,186,357

Total current assets	54,619,956	56,341,159

Unbilled accounts receivable – noncurrent	7,814,794	8,154,395

Fixed assets, net	5,104,615	5,315,662

Capitalized software costs, net	504,167	504,086

Intangible assets, net	4,159,200	4,513,521

Other assets	2,065,416	2,040,798

Total assets	$74,268,148	$76,869,621

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable, accrued expenses and other current liabilities	$6,582,690	$7,948,459

Deferred revenue	21,975,923	23,552,449

Total current liabilities	28,558,613	31,500,908

Deferred revenue – noncurrent	11,027,362	10,959,332

Other liabilities	137,682	160,518

Total liabilities	39,723,657	42,620,758

Stockholders’ equity:

Common stock, $0.01 par value, 30,000,000 shares authorized, 13,189,047 and 13,147,411 issued	131,890	131,474

Additional paid-in capital	35,589,442	35,499,092

Retained earnings	1,511,940	1,407,746

Accumulated other comprehensive loss	(245,027)	(345,695)

Treasury stock, at cost; 782,000 shares	(2,443,754)	(2,443,754)

Total stockholders’ equity	34,544,491	34,248,863

Total liabilities and stockholders’ equity	$74,268,148	$76,869,621

See accompanying notes to condensed consolidated financial statements.

LANDMARK SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,

	2001	2000

	(restated and unaudited)	(unaudited)

Cash flows from operating activities

Net income	$104,194	$221,666

Adjustments to reconcile net income to net cash flows from operations
Depreciation and amortization	877,185	640,914

Tax benefit for exercise of stock options	—	158,824

Sale of unbilled accounts receivable	—	992,414

Changes in working capital, net	3,871,941	(918,485)

Net cash provided by operating activities	4,853,320	1,095,333

Cash flows from investing activities Acquisition of distribution rights	(1,101)	(87,758)

Capitalized software development costs	(92,958)	(538,211)

Capital expenditures	(217,839)	(191,345)

Net cash used in investing activities	(311,898)	(817,314)

Cash flows from financing activities Proceeds from sale of common stock	90,766	510,677

Net cash provided by financing activities	90,766	510,677

Effect of exchange rate changes on cash	175,632	111,243

Net increase in cash and cash equivalents	4,807,820	899,939

Cash and cash equivalents, beginning of period	28,078,594	32,135,952

Cash and cash equivalents, end of period	$32,886,414	$33,035,891

See accompanying notes to condensed consolidated financial statements.

LANDMARK SYSTEMS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(RESTATED AND UNAUDITED)

Note 1 —Basis of Presentation

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

      In August, 2001, the Company discovered that it had overstated maintenance revenue by approximately $1.0 million and interest income by approximately $0.1 million during the first quarter of 2001, due to an inadvertent error it made while moving data from its old accounting software to its new accounting system which had been installed earlier in 2001. The Company is revising its previously reported results for the period ending March 31, 2001 to reflect these adjustments. Additionally, certain amounts have been reclassified between billed and unbilled receivables. These adjustments do not impact the prior year period. A summary of the restated financial statement captions for the quarter ending March 31, 2001, follows:

	Three Months Ended March 31, 2001

	Previously	As
	Reported	Revised

Results of Operations

License revenues	$6,345,975	$6,345,975

Maintenance revenues	8,757,405	7,781,617

Total revenues	15,103,380	14,127,592

Operating income (loss)	587,446	(388,342)

Interest and other income, net	631,159	569,549

Income before taxes	1,218,605	181,207

Provision for income taxes	487,440	77,013

Net income	731,165	104,194

Diluted earnings per share	$0.06	$0.01

Financial Position

Accounts receivable, net	$8,023,908	$9,080,917

Unbilled accounts receivable – current	8,681,959	9,525,157

Unbilled accounts receivable – noncurrent	9,776,611	7,184,794

Total Assets	74,329,758	74,268,148

Accounts payable and accrued expenses	6,993,117	6,582,690

Deferred revenue – current	19,884,085	21,975,923

Deferred revenue – noncurrent	12,183,412	11,027,362

Stockholders’ equity	35,171,462	34,544,491

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

Note 3 —Earnings Per Share

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

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

For the three months ended March 31, 2001

Basic earnings per share (restated)	$104,194	12,375,820	$0.01

Effect of dilutive securities

Stock options and warrants	—	16,779

Diluted earnings per share (restated)	$104,194	12,392,599	$0.01

For the three months ended March 31, 2000

Basic earnings per share	$221,666	12,901,578	$0.02

Effect of dilutive securities
Stock options and warrants	—	350,684

Diluted earnings per share	$221,666	13,252,262	$0.02

Note 4 —Comprehensive Income

      The Company’s total comprehensive income is comprised of net income and other comprehensive income, which consists of foreign currency translation adjustments. Total comprehensive income for the three months ended March 31, 2001 and 2000 was $204,862 and $306,954, respectively.

Note 5 —Segment Reporting

      The Company classifies its operations into one industry segment, software development and related services. The Company categorizes its products and services into two groups: OS/390 and client/server. The Company’s revenues by product group consist of the following:

	Three Months Ended March 31,

	2001	2000

	(restated)

OS/390	$13,494,149	$11,996,920

Client/server	633,443	467,724

Total revenues	$14,127,592	$12,464,644

      The Company sells its products outside the United States through its subsidiaries and international distributors. Revenues from international distributors are presented net of royalties retained by the distributors. The Company’s revenues by country or geographic region are as follows:

	Three Months Ended March 31,

	2001	2000

	(restated)

United States	$9,211,954	$8,388,417

Germany	947,116	982,838

United Kingdom	919,868	851,721

Benelux	417,598	342,675

Nordic	322,217	289,218

Australia	313,358	248,702

Other	1,995,481	1,361,073

Total revenues	$14,127,592	$12,464,644

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION

Results of Operations

      In August, 2001, the Company discovered that it had overstated maintenance revenue by approximately $1.0 million and interest income by about $0.1 million during the first quarter of 2001, due to an inadvertent error it made while moving data from its old accounting software to its new accounting software which had been installed earlier in 2001. The Company is revising its previously reported results for the period ending March 31, 2001 to reflect these adjustments. These adjustments do not impact the prior year period. The financial statements contained herein reflect these adjustments.

      The following table sets forth the Company’s Condensed Consolidated Statements of Operations expressed as percentages of total revenues for the periods indicated:

	Three Months Ended March 31,

	(restated)
	2001	2000

Revenues

License revenues	44.9%	35.6%

Maintenance revenues	55.1	64.4

Total revenues	100.0	100.0

Cost of revenues

Cost of license revenues	3.2	2.1

Cost of maintenance revenues	10.2	10.2

Cost to acquire distribution rights	4.1	4.4

Total cost of revenues	17.5	16.7

Gross profit	82.5	83.3

Operating expenses

Sales and marketing	47.6	43.6

Product research and development	26.0	29.0

General and administrative	11.6	12.3

Total operating expenses	85.2	84.9

Operating loss	(2.7)	(1.6)

Interest and other income, net	4.0	4.5

Income before income taxes	1.3	2.9

Provision for income taxes	0.6	1.1

Net income	0.7%	1.8%

      Total revenues. Total revenues increased 13.3% from $12.5 million for the three months ended March 31, 2000, to $14.1 million for the three months ended March 31, 2001. Revenues for the first three months of 2001 from OS/390 products and services were $13.5 million, an increase of 12.5% from the same period in the prior year. Revenues for the first three months of 2001 from client/server products and services were $0.6 million, an increase of 35.4% from the same period in the prior year.

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

      Maintenance revenues. Maintenance revenues decreased 3.0% from $8.0 million for the three months ended March 31, 2000 to $7.8 million for the three months ended March 31, 2001.

      Cost of license revenues. Cost of license revenues includes amortization of capitalized software costs, product royalties, materials and packaging expenses. Costs of license revenues were $0.5 million and $0.3 million for the three months ended March 31, 2001 and 2000, respectively, representing 7.1% and 5.7% of license revenues in such periods. The increase is the result of an increase in third-party royalties resulting from increased sales of products covered by the various royalty agreements.

      Cost of maintenance revenues. Cost of maintenance revenues consists of personnel and related costs for customer support, training and consulting services. Costs of service revenues were $1.4 million and $1.3 million for the three months ended March 31, 2001 and 2000, respectively, representing 18.5% and 15.9% of service revenues in such periods. The increase is primarily attributed to the formation of a professional services consulting organization established to provide post sales training and consulting services for some of the Company’s client/server products. Since the discontinuation of these products, the professional services organization has been reduced in size and refocused to provide training services for the Company’s OS/390 products.

      Cost to acquire distribution rights. Cost to acquire distribution rights includes royalties paid related to the acquisition of distribution rights as well as the straight-line amortization of international distribution rights that have been reacquired from third party resellers. Cost to acquire distribution rights for the three months ended March 31, 2001 and 2000 were $0.6 million.

      Sales and marketing. Sales and marketing expenses include personnel and related costs for the Company’s direct sales organization, marketing staff and promotional expenses. Sales and marketing expenses were $6.7 million and $5.4 million for the three months ended March 31, 2001 and 2000, respectively, representing 47.6% and 43.6% of total revenues in such periods. The increase in sales and marketing expenses is primarily due to increased commission expenses caused by the increased license revenues. Additionally, the Company’s worldwide sales force is now virtually fully staffed which has increased personnel costs.

      Product research and development. Product research and development expenses include personnel and related costs for the Company’s development staff. Product research and development expenses were $3.7 million and $3.6 million for the three months ended March 31, 2001 and 2000, respectively, representing 26.0% and 29.0% of total revenues in such periods. The decrease in product research and development expenses as a percentage of revenue is primarily due to the increase in revenues.

      General and administrative. General and administrative expenses include salaries and related costs of administration, finance and management personnel, as well as legal and accounting fees. General and administrative expenses were $1.6 million and $1.5 million for the three months ended March 31, 2001 and 2000, respectively, representing 11.6% and 12.3% of total revenues in such periods. The slight increase in general and administrative expenses from is primarily due to increased investments in IS infrastructure as the Company deploys new systems to support its business.

      Interest and other income, net. Interest and other income, net includes interest income earned on cash balances, interest income recorded on installment receivables, interest expense incurred on term and revolving credit facilities, bank fees and exchange gains (losses) incurred by the Company on transactions denominated in foreign currencies. Net interest and other income totaled $0.57 million and $0.55 million for the three months ended March 31, 2001 and 2000, respectively. Of these amounts, $0.3 million and $0.4 million represent interest earned on the Company’s bank balances for the three months ended March 31, 2001 and 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 2001, the Company had cash and cash equivalents of $32.9 million and working capital of $26.1 million. During the three months ended March 31, 2001, net cash provided by operating and financing activities were $4.9 million and $0.1 million, respectively, while net cash used in investing activities was $0.3 million. The Company invests its cash, which includes the $12.0 million proceeds from the Company’s initial public offering in November 1997, in a money market fund. The Company had no debt as of March 31, 2001, other than normal trade payables and accrued liabilities. Stockholders’ equity at March 31, 2001 was $34.5 million.

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

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE LITIGATION REFORM ACT OF 1995

      Some of the statements in this Quarterly Report on Form 10-Q/A are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995 and are related to anticipated future operating results. Future operating results may be impeded by single or combined events and/or circumstances that have not been presently anticipated. Forward-looking statements are based on Landmark management’s current expectations and assumptions, which may be affected by a number of factors, including, without limitation, the significant percentage of sales consummated in the last few days of each calendar quarter, changes in the Company’s business strategy and focus, continued softness in the mainframe enterprise software market, competitive product introductions resulting from rapid technological advances, price competition, any failure or delay in the Company’s ability to develop and introduce new products, uncertainty of customer acceptance of new products, seasonal factors affecting the Company’s sales, the Company’s ability to attract and retain qualified technical, sales, managerial and other key personnel, the Company’s ability to manage expenses effectively, foreign currency risk, and other factors. Therefore, there can be no assurance that actual future results will not differ materially from anticipated results.

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

      The Company’s exposure to market risk for changes in interest rates relates primarily to unbilled accounts receivable. At March 31, 2001, the Company has $17.3 million of unbilled accounts receivable; which approximates their estimated fair market value. If market interest rates increase 10% from the levels at March 31, 2001, the fair market value of the unbilled accounts receivable would decline by approximately $0.1 million.

PART II —OTHER INFORMATION

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

Item 3. Defaults Upon Senior Securities

      None

Item 4. Submission of Matters to a Vote of Security Holders

      None

Item 5. Other Information

      None

Item 6. Exhibits and Reports of Form 8-K

      (a) Exhibits

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 forming a part of the Company’s registration statement on Form S-1 (File No. 333-35629) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended.)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 forming a part of the Company’s registration statement on Form S-1 (File No. 333-35629) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended.)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen certificate of Common Stock (incorporated by reference to Exhibit 4.2 forming a part of the Company’s registration statement on Form S-1 (File No. 333-35629) filed with the Securities and Exchange Commission under the

10.2	Securities Act of 1933, as amended.) 1989 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 forming a part of the Company’s registration statement on Form S-1 (File No. 333-35629) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended.)

10.3	1991 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 forming a part of the Company’s registration statement on Form S-1 (File No. 333-35629) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended.)

10.4	1992 Executive Stock Incentive Plan (incorporated by reference to Exhibit 10.4 forming a part of the Company’s registration statement on Form S-1 (File No. 333-35629) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended.)

10.5	1994 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 forming a part of the Company’s registration statement on Form S-1 (File No. 333-35629) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended.)1994 Stock Incentive Plan, as amended

10.6	1996 Advisory Board and Directors Stock Incentive Plan (incorporated by reference to Exhibit 10.6 forming a part of the Company’s registration statement on Form S-1 (File No. 333-35629) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended.)

10.7	1998 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99 forming a part of the Company’s registration statement on Form S-8 (File No. 333-61161) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended.)

10.8	Deed of Lease between Boston Properties Limited Partnership and Landmark Systems Corporation dated January 30, 1998 (incorporated by reference to Exhibit 10.8 forming a part of the Company’s Form 10-K for the year ended December 31, 1999)

10.9	Employment agreement between the Company and Frederick S. Rolandi, III dated June 2, 2000 (incorporated by reference to Exhibit 10.1 forming a part of the Company’s registration statement on Form S-1 (File No. 333-35629) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended.)

(b) Reports on Form 8-K
None

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDMARK SYSTEMS CORPORATION

Date:	August 20, 2001	By:	/s/ Katherine K. Clark

Katherine K. Clark
President and Chief Executive Officer (Duly
Authorized Officer)

Date:	August 20, 2001	By:	/s/ Frederick S. Rolandi, III

Frederick S. Rolandi, III
Vice President and Chief Financial Officer
(Chief Accounting Officer)