Form 10-Q
period 2001-06-30
LANDMARK SYSTEMS CORP
filed 2001-08-20
CIK 854418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarter ended June 30, 2001
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

YES   X       NO

Number of shares outstanding of the issuer’s classes of common stock as of July 31, 2001:

Class Common Stock, par value $.01 per share	Number of Shares Outstanding 12,436,913

LANDMARK SYSTEMS CORPORATION

QUARTER ENDED JUNE 30, 2001

INDEX

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2001 (unaudited) and June 30, 2000(unaudited)	4

	Condensed Consolidated Balance Sheets as of June 30, 2001 (unaudited) and December 31, 2000	5

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2001 (unaudited) and June 30, 2000 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7-9

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	10-13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 2.	Changes in Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Security Holders	13

Item 5.	Other Information	14

Item 6.	Exhibits and Reports on Form 8-K	14-15

SIGNATURES		16

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

      The condensed consolidated financial statements set forth below for the three and six-month periods ended June 30, 2001 and 2000 are unaudited, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (see Note 1). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. Landmark Systems Corporation believes that the disclosures made are adequate to make the information presented not misleading. The results for the three and six-month periods ended June 30, 2001 are not necessarily indicative of the results for the fiscal year.

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

LANDMARK SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Revenues
License revenues	$6,730,808	$5,477,381	$13,076,783	$9,917,284
Maintenance revenues	7,948,082	7,710,653	15,729,699	15,735,394

Total revenues	14,678,890	13,188,034	28,806,482	25,652,678

Cost of revenues
Cost of license revenues	387,029	620,578	838,006	874,817
Cost of maintenance revenues	1,458,926	1,655,520	2,902,784	2,928,782
Cost to acquire distribution rights	588,072	561,496	1,168,749	1,113,387

Total cost of revenues	2,434,027	2,837,594	4,909,539	4,916,986

Gross profit	12,244,863	10,350,440	23,896,943	20,735,692

Operating expenses
Sales and marketing	6,838,881	5,804,791	13,565,177	11,241,490
Product research and development	4,026,412	3,856,050	7,701,896	7,465,395
General and administrative	2,192,192	1,715,653	3,830,834	3,246,159

Total operating expenses	13,057,485	11,376,494	25,097,907	21,953,044

Operating (loss) income	(812,622)	(1,026,054)	(1,200,964)	(1,217,352)
License of source code of discontinued products	1,618,756	–	1,618,756	–
Interest and other income, net	464,217	551,612	1,033,766	1,100,436

Income (loss) before taxes	1,270,351	(474,442)	1,451,558	(116,916)
Provision for (benefit from) income taxes	539,899	(180,288)	616,912	(44,428)

Net income (loss)	$730,452	$(294,154)	$834,646	$(72,488)

Earnings per share
Basic	$0.06	$(0.02)	$0.07	$(0.01)
Diluted	$0.06	$(0.02)	$0.07	$(0.01)

See accompanying notes to condensed consolidated financial statements.

LANDMARK SYSTEMS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2001	December 31, 2000

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,724,266	$28,078,594
Accounts receivable, net of allowance for doubtful accounts of $621,000 and $491,000	11,464,575	15,399,070
Unbilled accounts receivable	10,674,829	9,677,138
Other current assets	3,458,537	3,186,357

Total current assets	52,322,207	56,341,159
Unbilled accounts receivable – noncurrent	8,622,654	8,154,395
Fixed assets, net	4,891,779	5,315,662
Capitalized software costs, net	1,924,765	504,086
Intangible assets, net	3,805,486	4,513,521
Other assets	2,017,359	2,040,798

Total assets	$73,584,250	$76,869,621

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$5,854,512	$7,948,459
Deferred revenue	21,699,001	23,552,449

Total current liabilities	27,553,513	31,500,908
Deferred revenue – noncurrent	10,746,722	10,959,332
Other liabilities	115,697	160,518

Total liabilities	38,415,932	42,620,758

Stockholders’ equity:
Common stock, $0.01 par value, 30,000,000
Shares authorized, 13,218,913 and 13,147,411 outstanding	132,189	131,474
Additional paid-in capital	35,666,795	35,499,092
Retained earnings	2,242,392	1,407,746
Accumulated other comprehensive loss	(429,304)	(345,695)
Treasury stock, at cost; 782,000 shares	(2,443,754)	(2,443,754)

Total stockholders’ equity	35,168,318	34,248,863

Total liabilities and stockholders’ equity	$73,584,250	$76,869,621

See accompanying notes to condensed consolidated financial statements.

LANDMARK SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,

	2001	2000

Cash flows from operating activities
Net income (loss)	$834,646	$(72,488)
Adjustments to reconcile net income (loss) to net cash flows from operations Depreciation and amortization	1,753,912	1,749,819
Tax benefit for exercise of stock options	–	252,052
Sale of unbilled accounts receivable	–	1,838,703
Changes in working capital	(2,210,949)	(3,594,997)

Net cash provided by operating activities	366,317	173,089

Cash flows from investing activities
Acquisition of distribution rights	–	(64,990)
Capitalized software development costs	(1,614,284)	(1,127,080)
Capital expenditures	(428,389)	(894,820)

Net cash used in investing activities	(2,042,673)	(2,086,890)

Cash flows from financing activities
Proceeds from sale of common stock	168,418	1,006,585

Net cash provided by financing activities	168,418	1,006,585

Effect of exchange rate changes on cash	153,610	129,442

Net decrease in cash and cash equivalents	(1,354,328)	(777,774)
Cash and cash equivalents, beginning of period	28,078,594	32,135,952

Cash and cash equivalents, end of period	$26,724,266	$31,358,178

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

Note 3 – Earnings Per Share

      The following reconciliation of the numerators and denominators is provided for basic and diluted earnings per share for the three and six months ended June 30, 2001 and 2000. Basic earnings per share is computed by dividing the net income by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by additionally reflecting the potential dilution that could occur, using the treasury stock method, if warrants and options to acquire common stock were exercised and resulted in the issuance of common stock.

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

For the three months ended June 30, 2001
Basic earnings per share	$730,452	12,414,514	$0.06

Effect of dilutive securities Stock options and warrants	–	29,429

Diluted earnings per share	$730,452	12,443,943	$0.06

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

For the three months ended June 30, 2000
Basic earnings per share	$(294,154)	13,006,545	$(0.02)

Effect of dilutive securities
Stock options and warrants	–	–

Diluted earnings per share	$(294,154)	13,006,545	$(0.02)

For the six months ended June 30, 2001
Basic earnings per share	$834,646	12,393,470	$0.07

Effect of dilutive securities
Stock options and warrants	–	23,104

Diluted earnings per share	$834,646	12,416,574	$0.07

For the six months ended June 30, 2000
Basic earnings per share	$(72,488)	12,953,823	$(0.01)

Effect of dilutive securities
Stock options and warrants	–	–

Diluted earnings per share	$(72,488)	12,953,823	$(0.01)

Note 4 – Comprehensive Income

      The Company’s total comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss), which consists of foreign currency translation adjustments. Total comprehensive income (loss) for the three months ended June 30, 2001 and 2000 was $546,175 and $(393,128), respectively. Total comprehensive income (loss) for the six months ended June 30, 2001 and 2000 was $751,037 and $(86,174), respectively.

Note 5 – Segment Reporting

      The Company classifies its operations into one industry segment, software development and related services. The Company categorizes its products and services into two groups: OS/390 (formerly referred to as “mainframe”) and client/server. The Company’s revenues by product group consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

OS/390	$12,518,741	$12,161,758	$26,012,890	$24,158,678
Client/server	2,160,149	1,026,276	2,793,592	1,494,000

Total revenues	$14,678,890	$13,188,034	$28,806,482	$25,652,678

      The Company sells its products outside the United States through its subsidiaries and international distributors. Revenues from international distributors are presented net of royalties retained by the distributors. The Company’s revenues by country or geographic region are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

United States	$9,690,269	$8,211,324	$18,902,223	$16,599,741
Germany	772,388	757,239	1,719,504	1,740,078
United Kingdom	616,964	818,784	1,536,832	1,670,505
France	838,453	725,835	1,081,669	936,406
Nordic	391,282	295,043	713,499	584,261
Australia	383,118	444,133	696,476	692,835
Benelux	338,805	393,215	756,403	735,890
Other	1,647,611	1,542,461	3,399,876	2,692,962

Total revenues	$14,678,890	$13,188,034	$28,806,482	$25,652,678

      The Company’s long-lived assets, which consist of fixed assets, capitalized software and intangible assets, by country or geographic region are as follows:

	Six Months Ended June 30,

	2001	2000

United States	$10,374,959	$12,131,105
Europe	222,032	255,073
Other	25,039	35,237

Total long-lived assets	$10,622,030	$12,421,415

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

      The following table sets forth the Company’s Condensed Consolidated Statements of Operations expressed as percentages of total revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Revenues
License revenues	45.9%	41.5%	45.4%	38.7%
Maintenance revenues	54.1	58.5	54.6	61.3

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues
Cost of license revenues	2.6	4.7	2.9	3.4
Cost of maintenance revenues	9.9	12.5	10.1	11.4
Cost to acquire distribution rights	4.1	4.3	4.0	4.4

Total cost of revenues	16.6	21.5	17.0	19.2

Gross profit	83.4	78.5	83.0	80.8

Operating expenses
Sales and marketing	46.6	44.0	47.1	43.8
Product research and development	27.4	29.3	26.8	29.1
General and administrative	15.0	13.0	13.3	12.7

Total operating expenses	89.0	86.3	87.2	85.6

Operating loss	(5.6)	(7.8)	(4.2)	(4.8)
License of source code of discontinued products	11.0	–	5.6	–
Interest and other income, net	3.2	4.2	3.6	4.3

Income (loss) before income taxes	8.6	(3.6)	5.0	(0.5)
Provision for (benefit from) income taxes	3.6	(1.4)	2.1	(0.2)

Net income (loss)	5.0%	(2.2)%	2.9%	(0.3)%

      TOTAL REVENUES. Total revenues increased 11.3% from $13.2 million for the three months ended June 30, 2000, to $14.7 million for the three months ended June 30, 2001, and increased 12.3% from $25.7 million to $28.8 million for the six months ended June 30, 2000 and 2001, respectively. Revenues for the three months ended June 30, 2001 from OS/390 (formerly referred to as “mainframe”) products and services were $12.5 million, an increase of 2.9% from the same period in the prior year; revenues for the three-month period ended June 30, 2001 from client/server products and services were $2.2 million, an increase of 110.5% from the same period in the prior year. Revenues for the first six months of 2001 from OS/390 products and services were $26.0 million, an increase of 7.7% from the same period in the prior year; revenues for the first six months of 2001 from client/server products and services were $2.8 million, an increase of 87.0% from the same period in the prior year.

      LICENSE REVENUES. License revenues increased 22.9% from $5.5 million for the three months ended June 30, 2000, to $6.7 million for the three months ended June 30, 2001, and increased 31.9% from $9.9 million to $13.1 million for the six months ended June 30, 2000 and 2001, respectively. License revenues increased in part due to the continued acceptance of three new products introduced in the fourth quarter of 2000 and first quarter of 2001; the products are TMON for TCP/IP (a networking product), TMON for USS (an e-business infrastructure product) and TMON for IMS (a transaction processing product). Additionally, the Company closed several large deals during the first and second quarters of 2001. The Company has noted a slowing of new license sales in the early part of the third quarter. The Company attributes this slowing to the decline in general economic conditions.

      MAINTENANCE REVENUES. Maintenance revenues increased 3.1% from $7.7 million for the three months ended June 30, 2000, to $7.9 million for the three months ended June 30,2001, and were essentially flat at $15.7 million for the six months ended June 30, 2000 and 2001, respectively. The second quarter increases are primarily due to contractual rate increases.

      COST OF LICENSE REVENUES. Cost of license revenues includes amortization of capitalized software costs, product royalties,

materials and packaging expenses. Costs of license revenues were $0.6 million and $0.4 million for the three months ended June 30, 2000 and 2001, representing 11.3% and 5.8% of license revenues in such periods. Costs of license revenues were $0.9 and $0.8 million for the six months ended June 30, 2000 and 2001, respectively, representing 8.8% and 6.4% of license revenues in such periods. The decrease from 2000 to 2001 is primarily due to a decrease in third-party royalties resulting from declines in sales of products covered by various royalty agreements.

      COST OF MAINTENANCE REVENUES. Cost of maintenance revenues consists of personnel and related costs for customer support, training and consulting services. Costs of service revenues were $1.7 million and $1.5 million for the three months ended June 30, 2000 and 2001, respectively, representing 21.5% and 18.4% of service revenues in such periods. Costs of maintenance revenues were $2.9 million and $2.9 million for the six months ended June 30, 2000 and 2001, respectively, representing 18.5% and 18.6% of service revenues in such periods. The second quarter decrease in cost of maintenance is primarily due to elevated costs related to the start-up during 2000 of the professional services group to provide post sales training and consulting services for some of the Company’s client/server products. Since the discontinuation of these products in November 2000, the professional services organization has been reduced in size and refocused to provide training services for the Company’s OS/390 products.

      COST TO ACQUIRE DISTRIBUTION RIGHTS. Cost to acquire distribution rights includes royalties paid related to the acquisition of distribution rights as well as the straight-line amortization of international distribution rights that have been reacquired from third party resellers. Cost to acquire distribution rights for each of the three month periods ended June 30, 2000 and 2001 were $0.6 million. Cost to acquire distribution rights for the six months ended June 30, 2000 and 2001 were $1.1 million and $1.2 million, respectively.

      SALES AND MARKETING. Sales and marketing includes personnel and related costs for the Company’s direct sales organization, marketing staff and promotional expenses. Sales and marketing expenses were $5.8 million and $6.8 million for the three months ended June 30, 2000 and 2001, respectively, representing 44.0% and 46.6% of total revenues in such periods. Sales and marketing expenses were $11.2 million and $13.6 million for the six months ended June 30, 2000 and 2001, respectively, representing 43.8% and 47.1% of total revenues in such periods. The increase in sales and marketing expenses continues to be primarily due to increased commission expenses caused by the increased license revenues.

      PRODUCT RESEARCH AND DEVELOPMENT. Product research and development includes personnel and related costs for the Company’s development staff. Product research and development expenses were $3.9 million and $4.0 million for the three months ended June 30, 2000 and 2001, respectively, representing 29.3% and 27.5% of total revenues in such periods. Product research and development expenses were $7.5 million and $7.7 million for the six months ended June 30, 2000 and 2001, respectively, representing 29.1% and 26.8% of total revenues in such periods. The decrease in product research and development expenses as a percentage of revenue is primarily due to the increase in revenues.

      GENERAL AND ADMINISTRATIVE. General and administrative includes salaries and related costs of administration, finance and management personnel, as well as legal and accounting fees. General and administrative expenses were $1.7 million and $2.2 million for the three months ended June 30, 2000 and 2001, respectively, representing 13.0% and 15.0% of total revenues in such periods. General and administrative expenses were $3.2 million and $3.8 million for the six months ended June 30, 2000 and 2001, respectively, representing 12.7% and 13.3% of total revenues in such periods. The increase in general and administrative expenses from 2000 to 2001 is primarily due to the write-off of a large uncollectible receivable balance during 2001. The Company believes that reasonable reserves have been established in this area.

      INTEREST AND OTHER INCOME, NET. Net interest and other income includes interest income earned on cash balances, interest income recorded on installment receivables, interest expense incurred on term and revolving credit facilities, bank fees and exchange gains (losses) incurred by the Company on transactions denominated in foreign currencies. Net interest and other income totaled $0.55 million and $0.46 million for the three months ended June 30, 2000 and 2001, respectively. Net interest and other income totaled $1.1 million and $1.0 million for the six months ended June 30, 2000 and 2001. Of these amounts, $0.4 million and $0.2 million represent interest earned on the Company’s bank balances for the three months ended June 30, 2000 and 2001, respectively.

      LICENSE OF SOURCE CODE OF DISCONTINUED PRODUCTS. During the quarter ended June 30, 2001, the Company concluded an agreement with a company in Japan to sell the source code for parts of the Company’s PerformanceWorks for Unix and NT products which were discontinued in the fourth quarter of 2000. This agreement provides the non-exclusive right to use the source code and to create derivative software products for sale in the Japanese and Asian markets and to branches of Japanese-owned companies outside of that territory. The total sales price for this source code was $2.0 million. Of that amount, the Company recognized $1.85 million in the quarter ended June 30, 2001 and deferred $0.15 million to account for the Company’s commitment of the time of one of its engineers to assist Hitachi in their commercialization efforts over a 12-month period. Direct costs associated with the Hitachi sale amounted to $0.2 million comprising banking, legal and sales incentive costs. The sale is not considered to be part of the Company’s normal business operations and therefore has been so classified; similar transactions are not expected to occur in the future.

LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 2001, the Company had cash and cash equivalents of $26.7 million and working capital of $24.8 million. During the six months ended June 30, 2001, net cash provided by operating and financing activities were $0.4 million and $0.2 million, respectively, while net cash used in investing activities was $2.0 million. The Company invests its cash, which includes the $12.0 million proceeds from the Company’s initial public offering in November 1997, in a money market fund. The Company had no debt as of June 30, 2001, other than normal trade payables and accrued liabilities. Stockholders’ equity at June 30, 2001 was $35.2 million.

      In March 1999, the Company obtained a revolving line of credit in the amount of $10.0 million. The line of credit, which was granted on an unsecured basis, has a floating interest rate of LIBOR plus 1.35%. The line of credit has been extended through June 30, 2002 .

      The Company continues to finance its growth through funds generated from operations. For the six months ended June 30, 2001, cash flow from operations was $0.4 million.

      The Company’s investing activities primarily include expenditures for fixed assets in support of the Company’s product development activities and infrastructure, capitalized software development costs and costs related to the acquisition of distribution rights. During the six months ended June 30, 2001, the Company invested $0.4 million in fixed assets, consisting primarily of computer equipment to expand and upgrade the Company’s development activities.

      The Company believes that cash and cash equivalents at June 30, 2001, cash flow generated from operations and the line of credit will provide sufficient liquidity to meet its needs for at least the next twelve months. To the extent the Company makes acquisitions of other companies, products or technologies, the Company may use working capital, sell or issue additional equity or debt securities or use credit facilities.

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

      In June 2001, the FASB issued SFAS No. 141, "Business Combinations", which addresses the accounting and reporting for business combinations, and SFAS No. 142, "Goodwill and Other Intangible Assets", which addresses the accounting and reporting for acquired goodwill and other intangible assets. SFAS 141 and SFAS 142 are effective January 1, 2002 for the Company. The Company is in the process of reviewing the new pronouncements and does not anticipate that adoption will have a material impact on the Company's financial condition or results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

      The Company has subsidiaries in the United Kingdom, Italy, Germany, France, The Netherlands, Sweden, Spain, Australia, Hong Kong and Singapore that act as distributors of its products. Additionally, the Company uses third party distributors to market and distribute its products in other international regions. Transactions conducted by the subsidiaries are typically denominated in the local country currency, while royalty payments from the distributors are typically denominated in U.S. dollars. As a result, the Company is primarily exposed to foreign exchange rate fluctuations as the financial results of its subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and impact overall expected profitability. Through and as of June 30, 2001, the Company’s exposure was not material to the overall financial statements taken as a whole. The Company has not entered into any foreign currency hedging transactions with respect to its foreign currency market risk.

      The Company’s exposure to market risk for changes in interest rates relates primarily to unbilled accounts receivable. At June 30, 2001, the Company has $19.3 million of unbilled accounts receivable, which approximates their estimated fair market value. If market interest rates had been 10% higher at June 30, 2001, the fair market value of the unbilled accounts receivable would have decreased by approximately $0.1 million.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds

(d) The net proceeds to the Company from the initial public offering (SEC File No. 333-35629 effective November 18, 1997) were approximately $12 million and have been deposited by the Company in a money market fund investing solely in short-term U.S. government obligations.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Stockholders was held on May 9, 2001 at the Company’s headquarters, 12700 Sunrise Valley Drive, Reston, Virginia.

1. PROPOSAL ONE - Election of directors
Nominees:	For	Withheld

Patrick H. McGettigan	12,105,519	16,070
Katherine K. Clark	12,105,519	16,070
T. Eugene Blanchard	12,105,520	16,069
Dennis J. Bowman	12,105,520	16,069
James P. Donehey	12,105,520	16,069
Patrick W. Gross	12,105,520	16,069
Marie C. Johns	12,105,520	16,069
Sudhakar V. Shenoy	12,105,520	16,069

2. PROPOSAL TWO –Ratification of selection of PricewaterhouseCoopers LLP as independent accountants for		12,105,988
Against		7,373
Abstain		8,228

Item 5. Other Information

None

Item 6. Exhibits and Reports of Form 8-K

      (a) Exhibits

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 forming a part of the Company’s registration statement on Form S-1 (File No. 333-35629) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended.)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 forming a part of the Company’s registration statement on Form S-1 (File No. 333-35629) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended.)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen certificate of Common Stock (incorporated by reference to Exhibit 4.2 forming a part of the Company’s registration statement on Form S-1 (File No. 333-35629) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended.)

10.2	1989 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 forming a part of the Company’s registration statement on Form S-1 (File No. 333-35629) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended.)

10.3	1991 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 forming a part of the Company’s registration statement on Form S-1 (File No. 333-35629) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended.)

10.4	1992 Executive Stock Incentive Plan (incorporated by reference to Exhibit 10.4 forming a part of the Company’s registration statement on Form S-1 (File No. 333-35629) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended.)

10.5	1994 Executive Stock Incentive Plan (incorporated by reference to Exhibit 10.4 forming a part of the Company’s registration statement on Form S-1 (File No. 333-35629) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended.)

10.6	1996 Advisory Board and directors Stock Incentive Plan (incorporated by reference to Exhibit 10.6 forming a part of the Company’s registration statement on Form S-1 (File No. 333-35629) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended.)

10.7	1998 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 forming a part of the Company’s registration statement on Form S-1 (File No. 333-35629) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended.)

10.8	Deed of Lease between Boston Properties Limited Partnership and Landmark Systems Corporation dated January 30, 1998 (incorporated by reference to Exhibit 10.8 forming a part of the Company’s Form 10-K for the year ended December 31, 1999.)

10.9	Employment Agreement between the Company and Frederick S. Rolandi, III dated June 2, 2000 (incorporated by reference to Exhibit 10.1 forming a part of the Company’s registration statement on Form S-1 (File No. 333-35629) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended.)

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