Form 10-Q
period 2001-09-30
LANDMARK SYSTEMS CORP
filed 2001-11-14
CIK 854418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarter ended September 30, 2001
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

YES   X     NO

Number of shares outstanding of the issuer’s classes of common stock as of October 31, 2001:

Class	Number of Shares Outstanding
Common Stock, par value $.01 per share	12,486,500

LANDMARK SYSTEMS CORPORATION

QUARTER ENDED SEPTEMBER 30, 2001

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

     The condensed consolidated financial statements set forth below for the three and nine-month periods ended September 30, 2001 and 2000 are unaudited, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (see Note 1). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. Landmark Systems Corporation believes that the disclosures made are adequate to make the information presented not misleading. The results for the three and nine-month periods ended September 30, 2001 are not necessarily indicative of the results for the fiscal year.

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

LANDMARK SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2000	2001	2000

Revenues
License revenues	$5,480,337	$6,115,350	$18,557,120	$16,032,634
Maintenance revenues	7,522,312	7,896,825	23,252,011	23,632,219

Total revenues	13,002,649	14,012,175	41,809,131	39,664,853

Cost of revenues
Cost of license revenues	260,073	633,388	1,098,079	1,508,205
Cost of maintenance revenues	1,475,681	1,518,931	4,378,465	4,447,713
Cost to acquire distribution rights	680,490	601,372	1,849,239	1,714,759

Total cost of revenues	2,416,244	2,753,691	7,325,783	7,670,677

Gross profit	10,586,405	11,258,484	34,483,348	31,994,176

Operating expenses
Sales and marketing	6,337,382	6,366,175	19,902,559	17,607,665
Product research and development	4,266,145	3,667,428	11,968,041	11,132,823
General and administrative	1,797,035	1,515,825	5,627,869	4,761,984

Total operating expenses	12,400,562	11,549,428	37,498,469	33,502,472

Operating loss	(1,814,157)	(290,944)	(3,015,121)	(1,508,296)
License of source code of
discontinued products	—	—	1,618,756	—
Interest and other income, net	473,319	542,948	1,507,085	1,643,384

(Loss) income before income taxes	(1,340,838)	252,004	110,720	135,088
(Benefit from) provision for
income taxes	(569,856)	95,732	47,056	51,304

Net (loss) income	$(770,982)	$156,272	$63,664	$83,784

Earnings per share
Basic	$(0.06)	$0.01	$0.01	$0.01
Diluted	$(0.06)	$0.01	$0.01	$0.01

See accompanying notes to condensed consolidated financial statements.

LANDMARK SYSTEMS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2001	December 31, 2000

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,263,820	$28,078,594
Accounts receivable, net of allowance for
doubtful accounts of $513,000 and
$509,000	10,459,779	15,399,070
Unbilled accounts receivable	9,607,197	9,677,138
Other current assets	6,698,679	3,186,357

Total current assets	50,029,475	56,341,159

Unbilled accounts receivable - noncurrent	8,136,343	8,154,395
Fixed assets, net	4,905,221	5,315,662
Capitalized software costs, net	1,843,030	504,086
Intangible assets, net	3,452,379	4,513,521
Other assets	659,068	2,040,798

Total assets	$69,025,516	$76,869,621

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued expenses and
other current liabilities	$3,797,280	$7,948,459
Deferred revenue	19,421,010	23,552,449

Total current liabilities	23,218,290	31,500,908

Deferred revenue - noncurrent	11,416,447	10,959,332
Other liabilities	98,627	160,518

Total liabilities	34,733,364	42,620,758

Stockholders’ equity:
Common stock, $0.01 par value, 30,000,000
shares authorized, 13,268,500 and
13,147,411 issued and outstanding	132,685	131,474
Additional paid-in capital	35,753,573	35,499,092
Retained earnings	1,471,410	1,407,746
Accumulated other comprehensive loss	(621,762)	(345,695)
Treasury stock, at cost; 782,000 shares	(2,443,754)	(2,443,754)

Total stockholders’ equity	34,292,152	34,248,863

Total liabilities and stockholders’ equity	$69,025,516	$76,869,621

See accompanying notes to condensed consolidated financial statements.

LANDMARK SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,

	2001	2000

Cash flows from operating activities
Net income	$63,664	$83,784
Adjustments to reconcile net income to net
cash flows from operations
Depreciation and amortization	2,660,199	2,588,717
Provision for losses on accounts receivable	814,134	585,674
Tax benefit for exercise of stock options	—	253,312
Sale of unbilled accounts receivable	1,767,830	3,398,286
Changes in working capital	(7,930,167)	(7,249,118)

Net cash used in operating activities	(2,624,340)	(339,345)

Cash flows from investing activities
Acquisition of distribution rights	—	(78,201)
Capitalized software development costs	(1,633,277)	(2,103,731)
Capital expenditures	(894,283)	(1,567,242)

Net cash used in investing activities	(2,527,560)	(3,749,174)

Cash flows from financing activities
Proceeds from sale of common stock	255,692	1,108,833

Net cash provided by financing activities	255,692	1,108,833

Effect of exchange rate changes on cash	81,434	310,443

Net decrease in cash and cash equivalents	(4,814,774)	(2,669,243)
Cash and cash equivalents, beginning of period	28,078,594	32,135,952

Cash and cash equivalents, end of period	$23,263,820	$29,466,709

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

Note 2 – New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 141, “Business Combinations”, which addresses the accounting and reporting for business combinations, and SFAS 142, “Goodwill and Other Intangible Assets”, which addresses the accounting and reporting for acquired goodwill and other intangible assets. SFAS 141 and SFAS 142 are effective January 1, 2002 for the Company. The Company is in the process of reviewing the provisions of SFAS 141 and SFAS 142 and does not anticipate that adoption will have a material impact on the Company’s financial condition or results of operations.

     In October 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supersedes SFAS 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 is effective January 1, 2002 for the Company. The Company is reviewing the provisions of SFAS 144 and does not anticipate that the adoption will have a material impact on the Company’s financial condition or results of operations.

Note 3 – Earnings Per Share

     The following reconciliation of the numerators and denominators is provided for basic and diluted earnings per share for the three and nine months ended September 30, 2001 and 2000. Basic earnings per share is computed by dividing the net income by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by additionally reflecting the potential dilution that could occur, using the treasury stock method, if warrants and options to acquire common stock were exercised and resulted in the issuance of common stock.

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

For the three months ended September 30, 2001
Basic earnings per share	$(770,982)	12,449,310	$(0.06)

Effect of dilutive securities:
Stock options and warrants	—	—

Diluted earnings per share	$(770,982)	12,449,310	$(0.06)

For the three months ended September 30, 2000
Basic earnings per share	$156,272	13,094,503	$0.01

Effect of dilutive securities:
Stock options and warrants	—	52,912

Diluted earnings per share	$156,272	13,147,415	$0.01

For the nine months ended September 30, 2001
Basic earnings per share	$63,664	12,411,461	$0.01

Effect of dilutive securities:
Stock options and warrants	—	18,515

Diluted earnings per share	$63,664	12,429,976	$0.01

For the nine months ended September 30, 2000
Basic earnings per share	$83,784	12,997,098	$0.01

Effect of dilutive securities:
Stock options and warrants	—	213,414

Diluted earnings per share	$83,784	13,210,512	$0.01

Note 4 – Comprehensive Income

     The Company’s total comprehensive income is comprised of net income and other comprehensive income, which consists of foreign currency translation adjustments. Total comprehensive (loss) income for the three months ended September 30, 2001 and 2000 was $(963,440) and $181,172, respectively. Total comprehensive (loss) income for the nine months ended September 30, 2001 and 2000 was $(212,403) and $94,998, respectively

Note 5 – Segment Reporting

     The Company classifies its operations into one industry segment, software development and related services. The Company categorizes its products and services into two groups: OS/390 (formerly referred to as “mainframe”) and client/server. The Company’s revenues by product group consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2000	2001	2000

OS/390	$12,781,879	$13,130,684	$40,654,071	$37,289,362
Client/server	220,770	881,491	1,155,060	2,375,491

Total revenues	$13,002,649	$14,012,175	$41,809,131	$39,664,853

     The Company sells its products outside the United States through its subsidiaries and international distributors. Revenues from international distributors are presented net of royalties retained by the distributors. The Company’s revenues by country or geographic region are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2000	2001	2000

United States	$8,437,254	$8,830,099	$27,339,477	$25,429,840
Germany	930,494	747,605	2,649,998	2,487,683
United Kingdom	815,768	830,586	2,352,600	2,501,092
Benelux	384,131	504,492	1,140,535	1,240,382
France	315,715	365,430	1,397,384	1,301,836
Australia	304,498	235,671	1,000,974	928,506
Other	1,814,789	2,498,292	5,928,163	5,775,514

Total revenues	$13,002,649	$14,012,175	$41,809,131	$39,664,853

     The Company’s long-lived assets, which consist of fixed assets, capitalized software and intangible assets, by country or geographic region are as follows:

	September 30,

	2001	2000

United States	$9,926,220	$12,950,134
Europe	245,679	265,089
Other	28,731	29,578

Total long-lived assets	$10,200,630	$13,244,801

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

     The following table sets forth the Company’s Condensed Consolidated Statements of Operations expressed as percentages of total revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2000	2001	2000

Revenues
License revenues	42.2%	43.6%	44.4%	40.4%
Maintenance revenues	57.8	56.4	55.6	59.6

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues
Cost of license revenues	2.0	4.5	2.6	3.8
Cost of maintenance revenues	11.4	10.9	10.5	11.2
Cost to acquire distribution rights	5.2	4.3	4.4	4.3

Total cost of revenues	18.6	19.7	17.5	19.3

Gross profit	81.4	80.3	82.5	80.7

Operating expenses
Sales and marketing	48.7	45.4	47.6	44.4
Product research and development	32.8	26.2	28.6	28.1
General and administrative	13.8	10.8	13.5	12.0

Total operating expenses	95.3	82.4	89.7	84.5

Operating loss	(13.9)	(2.1)	(7.2)	(3.8)
License of source code of
discontinued products	—	—	3.9	—
Interest and other income, net	3.6	3.9	3.6	4.1

(Loss) income before income taxes	(10.3)	1.8	0.3	0.3
(Benefit from) provision for income taxes	(4.4)	0.7	0.1	0.1

Net (loss) income	(5.9)%	1.1%	0.2%	0.2%

     TOTAL REVENUES. Total revenues decreased 7.2% from $14.0 million for the three months ended September 30, 2000, to $13.0 million for the three months ended September 30, 2001, and increased 5.4% from $39.7 million to $41.8 million for the nine months ended September 30, 2000 and 2001, respectively. Revenues for the three months ended September 30, 2001 from OS/390 (formerly referred to as “mainframe”) products and services were $12.8 million, a decrease of 2.7% from the same period in the prior year; revenues for the three-month period ended September 30, 2001 from client/server products and services were $0.2 million, a decrease of 75.0% from the same period in the prior year. Revenues for the first nine months of 2001 from OS/390 products and services were $40.7 million, an increase of 9.0% from the same period in the prior year; revenues for the first nine months of 2001 from client/server products and services were $1.2 million, a decrease of 51.4% from the same period in the prior year.

     LICENSE REVENUES. License revenues decreased 10.4% from $6.1 million for the three months ended September 30, 2000, to $5.5 million for the three months ended September 30, 2001, and increased 15.7% from $16.0 million to $18.6 million for the nine months ended September 30, 2000 and 2001, respectively. As the Company generally closes a larger portion of transactions in the final two weeks of any given quarter, management believes the decrease in license revenues during the three months ended September 30, 2001 is primarily due to customers’ deferral of software purchases in response to the incidents that occurred on September 11, 2001, and to general declines in IT spending associated with the current challenging economic environment. Management believes the increase in license revenues during the nine months ended September 30, 2001 is primarily due to the continued acceptance of three new products introduced in the fourth quarter of 2000 and first quarter 2001; the products are TMON for TCP/IP (a network product), TMON for USS (an e-business infrastructure product) and TMON for IMS (a transaction processing product). The slow down of revenue growth on a year to date basis is also due to several large transactions that were closed during the first and second quarters of 2001.

     MAINTENANCE REVENUES. Maintenance revenues decreased 4.7% from $7.9 million for the three months ended September 30, 2000 to $7.5 million for the three months ended September 30, 2001, and decreased 1.6% from $23.6 million to $23.3 million for the nine months ended September 30, 2000 and 2001, respectively. Management believes the decreases in maintenance revenues is primarily due to loss of maintenance revenues from products that were discontinued in the fourth quarter of 2001.

     COST OF LICENSE REVENUES. Cost of license revenues includes amortization of capitalized software costs, product royalties,

materials and packaging expenses. Costs of license revenues were $0.6 million and $0.3 million for the three months ended September 30, 2000 and 2001, representing 10.4% and 4.7% of license revenues in such periods. Costs of license revenues were $1.5 million and $1.1 million for the nine months ended September 30, 2000 and 2001, respectively, representing 9.4% and 5.9% of license revenues in such periods. The decrease in cost of license revenues from 2000 to 2001 is primarily due to decreases in royalty payments for third party products.

     COST OF MAINTENANCE REVENUES. Cost of maintenance revenues consists of personnel and related costs for customer support, training and consulting services. Costs of service revenues were $1.5 million for each of the three months ended September 30, 2000 and 2001, representing 19.2% and 19.6% of service revenues in such periods. Costs of maintenance revenues were $4.4 million for each of the nine months ended September 30, 2000 and 2001, representing 18.8% of service revenues in such periods. The slight decrease in cost of maintenance revenues is primarily due to elevated costs related to the start-up during 2000 of the professional services group to provide post sales training and consulting services for some of the Company’s client/server products. Since the discontinuation of these products in November 2000, the professional services organization has been reduced in size and refocused to provide training for the Company’s OS/390 products.

     COST TO ACQUIRE DISTRIBUTION RIGHTS. Cost to acquire distribution rights includes royalties paid related to the acquisition of distribution rights as well as the straight-line amortization of international distribution rights that have been reacquired from third party resellers. Cost to acquire distribution rights for the three months ended September 30, 2000 and 2001 were $0.6 million and $0.7 million, respectively. Cost to acquire distribution rights for the nine months ended September 30, 2000 and 2001 were $1.7 million and $1.8 million, respectively. The increases in cost to acquire distribution rights are primarily due to increased royalties paid to the Company’s former distributor in the Nordic region.

     SALES AND MARKETING. Sales and marketing includes personnel and related costs for the Company’s direct sales organization, marketing staff and promotional expenses. Sales and marketing expenses were $6.4 million and $6.3 million for the three months ended September 30, 2000 and 2001, respectively, representing 45.4% and 48.7% of total revenues in such periods. Sales and marketing expenses were $17.6 million and $19.9 million for the nine months ended September 30, 2000 and 2001, respectively, representing 44.4% and 47.6% of total revenues in such periods. The decrease in sales and marketing expenses for the three months ended September 30, 2001 is primarily due to lower sales commission expense, partially offset by increased product management expenses. The increase in sales and marketing expenses for the nine months ended September 30, 2001 is primarily due to an increase in commission expense caused by increased license revenue and increased staff in the product management area.

     PRODUCT RESEARCH AND DEVELOPMENT. Product research and development includes personnel and related costs for the Company’s development staff. Product research and development expenses were $3.7 million and $4.3 million for the three months ended September 30, 2000 and 2001, respectively, representing 26.2% and 32.8% of total revenues in such periods. Product research and development expenses were $11.1 million and $12.0 million for the nine months ended September 30, 2000 and 2001, respectively, representing 28.1% and 28.6% of total revenues in such periods. The increase in product research and development expenses from 2000 to 2001 is primarily due to the capitalization of $1.0 million of software development costs during the three months ended September 30, 2000, while less than $0.1 million of software development costs were capitalized during the same period in 2001. Additionally, in April 2001, the Company purchased for $1.5 million the source code for one of the third-party products that the Company resells. The Company is using this source code to develop its own product for sale.

     GENERAL AND ADMINISTRATIVE. General and administrative includes salaries and related costs of administration, finance and management personnel, as well as legal and accounting fees. General and administrative expenses were $1.5 million and $1.8 million for the three months ended September 30, 2000 and 2001, representing 10.8% and 13.8% of total revenues in such periods. General and administrative expenses were $4.8 million and $5.6 million for the nine months ended September 30, 2000 and 2001, respectively, representing 12.0% and 13.5% of total revenues in such periods. The increase in general and administrative expenses during the three and nine month periods ended September 30, 2001 is primarily due to management and supervisory training expenses, and costs associated with upgrading the Company’s mainframe development box to a new Z-series computer.

     SALE OF SOURCE CODE LICENSE. During the quarter ended June 30, 2001, the Company concluded an agreement with Hitachi in Japan to sell the source code for parts of the Company’s PerformanceWorks for Unix and NT products which were discontinued in the fourth quarter of 2000. This agreement gives Hitachi the non-exclusive right to use the source code and to create derivative software products for sale in the Japanese and Asian markets and to branches of Japanese-owned companies outside of that territory. The total sales price for this source code was $2.0 million. Of that amount, the Company recognized $1.85 million as revenue and deferred $0.15 million to account for the Company’s commitment of the time of one of its engineers to assist Hitachi in their commercialization efforts over a 12-month period. Direct costs associated with the Hitachi sale amounted to $0.2 million comprising banking, legal and sales incentive costs; these costs were included as a reduction of the revenue. The sale is not considered to be part of the Company’s normal business operations; similar transactions are not expected to occur in the future.

     INTEREST AND OTHER INCOME, NET. Net interest and other income includes interest income earned on cash balances, interest income recorded on installment receivables, interest expense incurred on term and revolving credit facilities, bank fees and exchange gains (losses) incurred by the Company on transactions denominated in foreign currencies. Net interest and other income was $0.5 million for each of the three months ended September 30, 2000 and 2001. Net interest and other income was $1.6 million and $1.5 million for the nine months ended September 30, 2000 and 2001, respectively. Of these amounts, $0.2 million and $0.4 million represent interest earned on the Company’s bank balances for the three months ended September 30, 2001 and 2000, respectively. The decrease in interest income for the three and nine month periods ended September 30, 2001 is due primarily to decreases in market interest rates.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2001, the Company had cash and cash equivalents of $23.3 million and working capital of $26.8 million. During the nine months ended September 30, 2001, net cash provided by financing activities was $0.3 million, while net cash used in operating and investing activities were $2.6 million and $2.5 million, respectively. The Company invests its cash, which includes the $12.0 million proceeds from the Company’s initial public offering in November 1997, in a money market fund. The Company had no debt as of September 30, 2001, other than normal trade payables and accrued liabilities. Stockholders’ equity at September 30, 2001 was $34.3 million.

     In March 1999, the Company obtained a revolving line of credit in the amount of $10.0 million. The line of credit, which was granted on an unsecured basis, has a floating interest rate of LIBOR plus 1.35% and had an expiration date of June 30, 2001. In June 2001, the line of credit was extended until June 30, 2002. No advances have been made on the line of credit.

     For the nine months ended September 30, 2001, cash flow used in operations was $2.6 million. The Company periodically sells unbilled accounts receivable, on a non-recourse basis, to augment its operating cash flows. In August 2001, the Company sold $1.8 million of unbilled accounts receivable. The sales of unbilled receivables resulted in an immaterial loss. In the future, the Company may sell additional unbilled accounts receivable from time to time depending on the Company’s cash flow requirements and whether the terms are financially acceptable to the Company.

     The Company’s investing activities primarily include expenditures for fixed assets in support of the Company’s product development activities and infrastructure, capitalized software development costs and costs related to the acquisition of distribution rights. During the nine months ended September 30, 2001, the Company invested $0.9 million in fixed assets, consisting primarily of computer equipment to expand and upgrade the Company’s development activities. In April 2001, the Company purchased for $1.5 million the source code for one of the third-party products that the Company resells. The Company is using this source code to develop its own product for sale. Additionally the Company capitalized $0.1 million of software development costs during the nine months ended September 30, 2001.

     The Company believes that cash and cash equivalents at September 30, 2001, cash flow generated from operations and the line of credit will provide sufficient liquidity to meet its needs for at least the next twelve months. To the extent the Company makes acquisitions of other companies, products or technologies, the Company may use working capital, sell or issue additional equity or debt securities or use credit facilities.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 141, “Business Combinations”, which addresses the accounting and reporting for business combinations, and SFAS 142, “Goodwill and Other Intangible Assets”, which addresses the accounting and reporting for acquired goodwill and other intangible assets. SFAS 141 and SFAS 142 are effective January 1, 2002 for the Company. The Company is in the process of reviewing the new accounting pronouncements and does not anticipate that adoption will have a material impact on the Company’s financial condition or results of operations.

     In October 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supersedes SFAS 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets, including discontinued

operations. SFAS 144 is effective January 1, 2002 for the Company. The Company is reviewing the provisions of SFAS 144 and does not anticipate that the adoption will have a material impact on the Company’s financial condition or results of operations.

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE LITIGATION REFORM ACT OF 1995

     Some of the statements in this Quarterly Report on Form 10-Q are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995 and are related to anticipated future operating results. Future operating results may be impeded by single or combined events and/or circumstances that have not been presently anticipated. Forward-looking statements are based on Landmark management’s current expectations and assumptions, which may be affected by a number of factors, including, without limitation, the significant percentage of sales consummated in the last few days of each calendar quarter, changes in the Company’s business strategy and focus, continued softness in the mainframe enterprise software market, competitive product introductions resulting from rapid technological advances, price competition, any failure or delay in the Company’s ability to develop and introduce new products, uncertainty of customer acceptance of new products, seasonal factors affecting the Company’s sales, adverse changes in general economic conditions in the U.S. and internationally, possible disruption in commercial activities occasioned by terrorist activity and armed conflict, such as reduced end-user purchases relative to expectations, the Company’s ability to attract and retain qualified technical, sales, managerial and other key personnel, the Company’s ability to manage expenses effectively, foreign currency risk, and other factors. Therefore, there can be no assurance that actual future results will not differ materially from anticipated results.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     The Company has subsidiaries in the United Kingdom, Italy, Germany, France, The Netherlands, Sweden, Spain, Australia, Hong Kong and Singapore that act as distributors of its products. Additionally, the Company uses third party distributors to market and distribute its products in other international regions. Transactions conducted by the subsidiaries are typically denominated in the local country currency, while royalty payments from the distributors are typically denominated in U.S. dollars. As a result, the Company is primarily exposed to foreign exchange rate fluctuations as the financial results of its subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and impact overall expected profitability. Through and as of September 30, 2001, the Company’s exposure was not material to the overall financial statements taken as a whole. The Company has not entered into any foreign currency hedging transactions with respect to its foreign currency market risk or any other derivative financial instruments.

     The Company’s exposure to market risk for changes in interest rates relates primarily to unbilled accounts receivable. At September 30, 2001, the Company had $17.7 million of unbilled accounts receivable, which approximates their estimated fair market value. If market interest rates had been 10% higher at September 30, 2001, the fair market value of the unbilled accounts receivable would have decreased by approximately $0.1 million.

PART II – OTHER INFORMATION

Item 1.		Legal Proceedings

None

Item 2.		Changes in Securities and Use of Proceeds

(d) The net proceeds to the Company from the initial public offering (SEC File No. 333-35629 effective November 18, 1997) were approximately $12 million and have been deposited by the Company in a money market fund investing solely in short-term U.S. government obligations.

Item 3.		Defaults Upon Senior Securities

None

Item 4.		Submission of Matters to a Vote of Security Holders

None

Item 5.		Other Information

None

Item 6.		Exhibits and Reports of Form 8-K

	(a)	Exhibits

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 forming a part of the Company’s registration statement on Form S-1 (File No. 333-35629) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended.)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 forming a part of the Company’s registration statement on Form S-1 (File No. 333-35629) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended.)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen certificate of Common Stock (incorporated by reference to Exhibit 4.2 forming a part of the Company’s registration statement on Form S-1 (File No. 333-35629) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended.)

10.2	1989 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 forming a part of the Company’s registration statement on Form S-1 (File No. 333-35629) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended.)

10.3	1991 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 forming a part of the Company’s registration statement on Form S-1 (File No. 333-35629) filed with the

Securities and Exchange Commission under the Securities Act of 1933, as amended.)

10.4	1992 Executive Stock Incentive Plan (incorporated by reference to Exhibit 10.4 forming a part of the Company’s registration statement on Form S-1 (File No. 333-35629) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended.)

10.5	1994 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 forming part of the Company’s registration statement on Form S-8 (File No. 333-37950) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended.)

10.6	1996 Advisory Board and directors Stock Incentive Plan (incorporated by reference to Exhibit 10.6 forming a part of the Company’s registration statement on Form S-1 (File No. 333-35629) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended.)

10.7	1998 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.7 forming part of the Company’s Form 10-Q for the quarter ended March 31, 1999.)

10.8	Deed of Lease between Boston Properties Limited Partnership and Landmark Systems Corporation dated January 30, 1998 (incorporated by reference to Exhibit 10.8 forming a part of the Company’s Form 10-K for the year ended December 31, 1999)

10.9	Employment Agreement between the Company and Frederick S. Rolandi, III dated June 2, 2000 (incorporated by reference to Exhibit 10.1 forming a part of the Company’s registration statement on Form S-1 (File No. 333-35629) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended.)

     (b)  Reports on Form 8-K

                              None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDMARK SYSTEMS CORPORATION

Date:	November 14, 2001	By:	/s/ Katherine K. Clark Katherine K. Clark President and Chief Executive Officer (Duly Authorized Officer)

Date:	November 14, 2001	By:	/s/ Frederick S. Rolandi, III Frederick S. Rolandi, III Vice President and Chief Financial Officer (Chief Accounting Officer)