Form 10-K/A
period 2000-12-31
LANDMARK SYSTEMS CORP
filed 2001-12-04
CIK 854418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____

Commission File Number 0-23373

LANDMARK SYSTEMS CORPORATION
 (Exact name of Registrant as specified in its charter)

Virginia	54-1221302
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

12700 Sunrise Valley Drive
Reston, Virginia	20191-5804
(Address of principal executive offices)	(Zip Code)

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

          Some of the statements in this Annual Report on Form 10-K are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995 and are related to anticipated future operating results. Future operating results may be impeded by single or combined events and/or circumstances that have not been presently anticipated. Forward-looking statements are based on the current expectations and assumptions of the management of Landmark Systems Corporation (the “Company”), which may be affected by a number of factors, including, without limitation, the significant percentage of sales consummated in the last few days of each calendar quarter, changes in the Company’s business strategy and focus, continued softness in the mainframe enterprise software market, competitive product introductions resulting from rapid technological advances, price competition, any failure or delay in the Company’s ability to develop and introduce new products, uncertainty of customer acceptance of new products, seasonal factors affecting the Company’s sales, the Company’s ability to attract and retain qualified technical, sales, managerial and other key personnel, the Company’s ability to manage expenses effectively, foreign currency risk and other factors. Therefore, there can be no assurance that actual future results will not differ materially from anticipated results.

          This form 10-K/A of the Company amends the Company’s Form 10-K filing for the year ended December 31, 2000 to update the information contained in Item 14 to include additional exhibits required pursuant to Item 601 of Regulation S-K and to correct typographical errors.

PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a)  Listed below are the documents filed as a part of this report:

     1.     Financial Statements and the Independent Accountants Report:

Report of Independent Accountants
Consolidated Statements of Operations
Consolidated Balance Sheets
Consolidated Statements of Changes in Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

     2.     Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts

     3.     Exhibits:

Exhibit
Number	Description of Document

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 forming a part of the Company’s registration statement on Form S-1 (File No. 333-35629) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 forming a part of the Company’s registration statement on Form S-1 (File No. 333-35629) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen certificate of Common Stock (incorporated by reference to Exhibit 4.2 forming a part of the Company’s registration statement on Form S-1 (File No. 333-35629) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended)

10.2*	1989 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 forming a part of the Company’s registration statement on Form S-1 (File No. 333-35629) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended)

10.3*	1991 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 forming a part of the Company’s registration statement on Form S-1 (File No. 333-35629) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended)

10.4*	1992 Executive Stock Incentive Plan (incorporated by reference to Exhibit 10.4 forming a part of the Company’s registration statement on Form S-1 (File No. 333-35629) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended)

10.5*	1994 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 forming a part of the Company’s registration statement on Form S-1 (File No. 333-35629) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended)

10.6*	1996 Advisory Board and directors Stock Incentive Plan (incorporated by reference to Exhibit 10.6 forming a part of the Company’s registration statement on Form S-1 (File No. 333-35629) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended)

10.7*	1998 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99 forming a part of the Company’s registration statement on Form S-8 (File No. 333-61161) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended)

10.8	Deed of Lease between Boston Properties Limited Partnership and Landmark Systems Corporation dated January 30, 1998 as amended by a certain First Amendment to Lease by and between Boston Properties Limited Partnership and Landmark Systems Corporation dated as of March 30, 1998 (incorporated by reference to Exhibit 10.8 forming a part of the Company’s Form 10-K annual report for the fiscal year ended December 31, 1999 (File No. 000-23373) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended)

10.9*	Employment agreement between the Company and Frederick S. Rolandi, III dated June 2, 2000 (incorporated by reference to Exhibit 10.9 forming a part of the Company’s Form 10-Q quarterly report for the quarter ended June 30, 2000 (File No. 000-23373) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended)

10.10*	Registration Rights Agreement among the Company, certain Purchasers, Patrick H. McGettigan, Katherine K. Clark and Jeffrey H. Bergman dated as of March 7, 1997 (incorporated by reference to Exhibit 10.7 forming a part of the Company’s registration statement on Form S-1 (File No. 333-35629) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended)

10.11^	Credit Agreement by and between the Company and Crestar Bank dated as of March 30, 1999

10.12*^	Employment Letter from the Company to Bruce E. Lovett dated April 6, 1999

10.13^	First Amendment to Credit Agreement by and between the Company and Crestar Bank dated as of June 21, 1999

10.14*^	Employment Letter from the Company to James R. Bowerman dated February 25, 2000, as revised on February 29, 2000

10.15^	Second Amendment to Credit Agreement by and between the Company and SunTrust Bank, successor by merger to Crestar Bank, dated as of June 28, 2000

21.1^	Subsidiaries of the Company

23.1^	Consent of PricewaterhouseCoopers LLP

*	Reflects management agreement required to be filed as an exhibit pursuant to Item 14(c) of this Form 10-K.

^	Filed herewith.

     (b)  Reports on Form 8-K:

     On December 4, 2000, the Company filed a Current Report on Form 8-K containing a press release announcing its decision to discontinue the offering and sale of its client/server products.

     On December 7, 2000, the Company filed a Current Report on Form 8-K containing a press release announcing a $3.5 million share repurchase program.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANDMARK SYSTEMS CORPORATION

Date: December 3, 2001	By:	/s/ FREDERICK S. ROLANDI, III
Frederick S. Rolandi, III
Vice President and Chief Financial Officer
(Duly Authorized Officer)

LANDMARK SYSTEMS CORPORATION

Schedule II – Valuation and Qualifying Accounts
for the Years Ended December 31, 1998, 1999 and 2000

Col. A	Col. B	Col. C	Col. D		Col. E

	Balance at	Charged to			Balance at End of
Description	Beginning of Period	Operations	Deductions		Period

Year Ended December 31, 1998
Allowance for uncollectible accounts	$620,699	$1,315,193	$(612,673	) (A)	$1,323,219
Deferred tax asset valuation allowance	454,000	(5,000)	—		449,000
Year Ended December 31, 1999
Allowance for uncollectible accounts	1,323,219	727,506	(1,255,405	) (A)	795,320
Deferred tax asset valuation allowance	449,000	—	(116,000	) (B)	333,000
Year Ended December 31, 2000
Allowance for uncollectible accounts	795,320	1,137,374	(1,423,691	) (A)	509,003
Deferred tax asset valuation allowance	333,000	720,667	—	(B)	1,053,667

(A)	Uncollectible accounts written off and sales returns

(B)	Change in tax valuation allowance

INDEX TO EXHIBITS

Exhibit
Number	Exhibits

10.10	Registration Rights Agreement among the Company, certain Purchasers, Patrick H. McGettigan, Katherine K. Clark and Jeffrey H. Bergman dated as of March 7, 1997 (incorporated by reference to Exhibit 10.7 forming a part of the Company’s registration statement on Form S-1 (File No. 333-35629) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended)

10.11	Credit Agreement by and between the Company and Crestar Bank dated as of March 30, 1999

10.12	Employment Letter from the Company to Bruce E. Lovett dated April 6, 1999

10.13	First Amendment to Credit Agreement by and between the Company and Crestar Bank dated as of June 21, 1999

10.14	Employment Letter from the Company to James R. Bowerman dated February 25, 2000, as revised on February 29, 2000

10.15	Second Amendment to Credit Agreement by and between the Company and SunTrust Bank, successor by merger to Crestar Bank, dated as of June 28, 2000

21.1	Subsidiaries of the Company

23.1	Consent of PricewaterhouseCoopers LLP