Form 10-Q/A
period 2001-09-30
LANDMARK SYSTEMS CORP
filed 2001-12-04
CIK 854418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2001
Commission File Number 0-23373

LANDMARK SYSTEMS CORPORATION
(Exact name of Registrant as specified in its charter)

VIRGINIA (State or other jurisdiction of incorporation or organization)	54-1221302 (I.R.S. Employer Identification No.)

12700 Sunrise Valley Drive Reston, Virginia (Address of principal executive offices)	20191-5804 (Zip Code)

703-464-1300
Registrant’s telephone number, including area code

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

This form 10-Q/A of the Company amends the Company’s Form 10-Q filing for the quarter ended September 30, 2001 to update the information contained in Part II, Item 6 to include additional exhibits required pursuant to Item 601 of Regulation S-K and to correct typographical errors.

PART II

ITEM 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits

Exhibit
Number	Description of Document

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 forming a part of the Company’s registration statement on Form S-1 (File No. 333-35629) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 forming a part of the Company’s registration statement on Form S-1 (File No. 333-35629) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended)

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Specimen certificate of Common Stock (incorporated by reference to Exhibit 4.2 forming a part of the Company’s registration statement on Form S-1 (File No. 333-35629) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended)

10.2	1989 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 forming a part of the Company’s registration statement on Form S-1 (File No. 333-35629) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended)

10.3	1991 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 forming a part of the Company’s registration statement on Form S-1 (File No. 333-35629) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended)

10.4	1992 Executive Stock Incentive Plan (incorporated by reference to Exhibit 10.4 forming a part of the Company’s registration statement on Form S-1 (File No. 333-35629) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended)

10.5	1994 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 forming a part of the Company’s registration statement on Form S-1 (File No. 333-35629) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended)

10.6	1996 Advisory Board and directors Stock Incentive Plan (incorporated by reference to Exhibit 10.6 forming a part of the Company’s registration statement on Form S-1 (File No. 333-35629) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended)

10.7	1998 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99 forming a part of the Company’s registration statement on Form S-8 (File No. 333-61161) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended)

10.8	Deed of Lease between Boston Properties Limited Partnership and Landmark Systems Corporation dated January 30, 1998 as amended by a certain First Amendment to Lease by and between Boston Properties Limited Partnership and Landmark Systems Corporation dated as of March 30, 1998 (incorporated by reference to Exhibit 10.8 forming a part of the Company’s Form 10-K annual report for the fiscal year ended December 31, 1999 (File No. 000-23373) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended)

10.9	Employment agreement between the Company and Frederick S. Rolandi, III dated June 2, 2000 (incorporated by reference to Exhibit 10.9 forming a part of the Company’s Form 10-Q quarterly report for the quarter ended June 30, 2000 (File No. 000-23373) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended)

10.10	Registration Rights Agreement among the Company, certain Purchasers, Patrick H. McGettigan, Katherine K. Clark and Jeffrey H. Bergman dated as of March 7, 1997 (incorporated by reference to Exhibit 10.7 forming a part of the Company’s registration statement on Form S-1 (File No. 333-35629) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended)

10.11	Credit Agreement by and between the Company and Crestar Bank dated as of March 30, 1999 (incorporated by reference to Exhibit 10.11 forming a part of the Company’s Form 10-K annual report for the fiscal year ended December 31, 2000 (File No. 000-23373) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended)

10.12	Employment Letter from the Company to Bruce E. Lovett dated April 6, 1999 (incorporated by reference to Exhibit 10.12 forming a part of the Company’s Form 10-K annual report for the fiscal year ended December 31, 2000 (File No. 000-23373) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended)

10.13	First Amendment to Credit Agreement by and between the Company and Crestar Bank dated as of June 21, 1999 (incorporated by reference to Exhibit 10.13 forming a part of the Company’s Form 10-K annual report for the fiscal year ended December 31, 2000 (File No. 000-23373) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended)

10.14	Employment Letter from the Company to James R. Bowerman dated February 25, 2000, as revised on February 29, 2000 (incorporated by reference to Exhibit 10.14 forming a part of the Company’s Form 10-K annual report for the fiscal year ended December 31, 2000 (File No. 000-23373) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended)

10.15	Second Amendment to Credit Agreement by and between the Company and SunTrust Bank, successor by merger to Crestar Bank, dated as of June 28, 2000 (incorporated by reference to Exhibit 10.15 forming a part of the Company’s Form 10-K annual report for the fiscal year ended December 31, 2000 (File No. 000-23373) filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended)

10.16^	Amendment #1 to June 2, 2000 Employment Agreement between the Company and Frederick S. Rolandi, III dated January 29, 2001

10.17^	Third Amendment to Credit Agreement by and between the Company and SunTrust Bank, successor by merger to Crestar Bank, dated as of June 29, 2001

^Filed herewith

     (b)  Reports on Form 8-K

             None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDMARK SYSTEMS CORPORATION

Date:	December 3, 2001	By:	/s/ FREDERICK S. ROLANDI, III
Frederick S. Rolandi, III Vice President and Chief Financial Officer (Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit
Number	Exhibits

10.16	Amendment #1 to June 2, 2000 Employment Agreement between the Company and Frederick S. Rolandi, III dated January 29, 2001

10.17	Third Amendment to Credit Agreement by and between the Company and SunTrust Bank, successor by merger to Crestar Bank, dated as of June 29, 2001